Form 10-K
period 1996-12-31
BRUNSWICK TECHNOLOGIES INC
filed 1997-03-28
CIK 826075

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


 X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ___ TO ___

                        Commission File Number 333-10721
                                               ---------

                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)


            Maine                                         01-0402052
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or organization)

           43 Bibber Pkwy., Brunswick, Maine                04011
         ---------------------------------------          ---------
        (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (207) 729-7792
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value
                         -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No  X
                       ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 24, 1997 was approximately $26,355,119 based on the closing price as reported on such date on the Nasdaq National Market.

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 24, 1997: 4,547,604 shares of Common Stock, $0.0001 par value

         The following document is hereby incorporated by reference into Part III of this Form 10--K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 1997, to be filed with the Securities and Exchange Commission.










                                     PART I
Item 1.

                                    BUSINESS

GENERAL

         Brunswick Technologies, Inc. (the "Company") is a technologically advanced, leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. The Company's technologically advanced stitchbonding equipment and processes prepare glass, carbon and other fibers for combination with resin to produce laminates used in the construction of such diverse items as boats, skis, diving boards, protective helmets and ballistic armor applications, car and truck parts, and industrial tanks and pipes. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel, and concrete.

         Composite products offer substantial benefits over conventional materials, including: a higher strength-to-weight ratio, greater design flexibility while maintaining structural integrity, chemically inert properties and lower maintenance requirements. As a result of their superior features, composite reinforcement fabrics are increasingly demanded by a growing number of industries and applications, including transportation, infrastructure, recreation, petro-chemical and construction. Management believes the use of engineered composite reinforcement fabrics will continue to grow as the market is made more aware of the positive features of such materials and as the cost of more advanced composite fibers such as carbon continues to decline.

         The Company's principal strength lies in its innovative quadraxial single-step stitchbonding fabrication process. Through use of its proprietary production equipment, the Company can quickly and cost effectively produce engineered composite reinforcement fabrics in sizes and shapes not otherwise generally available. Fabrics created from the Company's proprietary manufacturing process offer characteristics integral to the production of composite materials in infrastructure, industrial and large scale commercial applications.

         The Company has introduced a number of manufacturing processes that not only more efficiently create composite reinforcement fabrics, but also optimize the performance characteristics of such fabrics. In a proprietary single-step production process, the Company is able to stitchbond fibers in different directions without diminishing the composite fibers' inherent properties, thus dramatically improving the structural strength of the reinforcement fabric. This compares favorably, firstly, with traditional composite fabrics which are woven, and therefore require the use of more resin to achieve the same degree of structural integrity, and secondly, with the more costly multi-step processes of other weft-insertion or stitchbonding manufacturing technologies used by competitors. In addition, the Company's proprietary, high through-put manufacturing processes have the ability to produce heavyweight quadraxial fabrics over 100 inches wide in a single-step, which allows for cost-effective fabrication of composite parts of up to 10 inches thick. The combination of these features produces fabrics which enable composite fabricators to manufacture end-products at competitive costs while maintaining the maximum structural integrity of these products.

         In a move to accelerate the implementation of its strategic business plan and expand its product line, the Company acquired Advanced Textiles, Inc. ("ATI"), a subsidiary of Burlington Industries, Inc. ("Burlington") on October 30, 1996. ATI, which now operates as a wholly-owned subsidiary of the Company, produces first generation light-weight composite reinforcement fabrics targeted towards specialized niche markets. These light-weight fabrics typically sell for a higher margin than other types of composite reinforcement fabrics. ATI manufactures these fabrics from fiberglass and other higher modulus fibers such as carbon and aramid; therefore, ATI's product line complements that of the Company and, therefore, provides it with an enhanced ability to offer a broader spectrum of product types. The Company believes that by offering a product line which satisfies a broader range of composite reinforcement fabric requirements, it will be better positioned to be the principal provider of these fabrics to its expanded customer base. The Company believes it will capture additional market share by cross-marketing its existing products to ATI's customers and vice versa.






         The Company's strategy is to increase revenues and net income through increasing its domestic and international market share in the composite reinforcement fabric industry as well as making additional strategic acquisitions for product and market presence, and engaging in joint projects. The key elements of this strategy include: (i) targeting additional applications for composite reinforcement fabrics in the transportation, offshore petro-chemical and infrastructure sectors; (ii) increasing its international presence; (iii) continuous innovation of its state-of-the-art manufacturing processes; (iv) extension of its product offerings further along the value-added chain towards net shape products and (v) acquiring additional businesses or engaging in joint projects with companies which complement the Company's strategy, including the expansion of its manufacturing capacity and the broadening of its geographic market presence.

INDUSTRY BACKGROUND

         Since the invention of composite reinforcement fabrics made from fiberglass in the early 1940's, various attempts have been made to commercialize the potential of these fabrics as replacements for wood, steel and concrete. These diverse pioneering projects include the 1953 Corvette and Wonder Bread delivery trays from the early 1950's. While these efforts were remarkable for their day, the potential of these materials did not start to be realized until the mid 1960's when the recreational boat industry converted from wood to composite reinforcement fabrics. This development spurred the expansion of the composite fiber industry from occasional to broad usage in a wide variety of consumer products such as skis, diving boards and protective helmets, and in industrial applications, including cars, trucks, ballistic armor applications and industrial tanks and pipes. Over this period the processes used to create fabrics composed of composite fibers have dramatically evolved.

         Traditionally, reinforcement fibers were woven together to create a composite reinforcement fabric. The weaving process aligns these fibers along the zero-to-ninety degree axis, inserting them over and under each other to create the weave, resulting in the bending of such fibers, or crimping. While woven fabrics are highly suitable for certain applications such as ballistic protection, the crimping which occurs in the weaving process reduces each individual fiber's strength and reinforcement properties. As the mechanical properties of the composite reinforcement fabric is the key parameter for the design of the underlying product or application, the integrity of the fiber's performance defines the amount of such fibers needed to achieve specific performance specifications. In contrast to weaving, stitchbonding a composite fabric allows the manufacturer to optimize the fibers' mechanical properties, thus reducing the volume of fibers required as compared to the weaving process. The Company's innovative stitchbonding production processes align the composite reinforcement fibers in a variety of axes. All of this takes place in a single production step and at high production throughputs, all without crimping the fiber and thereby avoiding diminishing the fiber's strength. While certain of the Company's competitors also can offer weft-inserted or stitchbonded reinforcement fabrics, they generally manufacture their products in multi-step processes. The competitors' manufacturing processes are more costly due to the greater number of steps in the process and the lower throughput rate as compared to the Company's proprietary, high throughput, one-step process.

         The first generation of knitted fabrics offered significant strength advantages compared to woven reinforcements, and thus were able to produce savings in material usage and weight. These fabrics, however, were priced at a substantial premium over traditional woven fabrics. Today, lighter-weight knitted specialty fabrics, such as those manufactured by ATI, have become a higher-margin, niche product in the composite reinforcement market.

         In 1990, the Company introduced a revolutionary new product line, BiTex(R), the first generation of price-competitive, heavy-weight stitchbonded reinforcement fabrics. For the first time, weft-inserted or stitchbonded composite reinforcement fabrics, whose market potential was previously limited by their high cost, became competitive in numerous composite applications, from automobile bumpers and one-piece molded commercial aircraft structures to high-strength consumer products such as boat hulls and skis.

COMPANY STRATEGY

         The Company's strategy to continue its current growth includes the following elements:

        * Successful integration of ATI's operations, products, customer base and capacity with the Company's existing operations, including the application of the Company's specialized know-how and technical skills to ATI's manufacturing capabilities, from which the Company expects to achieve: (i)
cost-savings through economies of scale; (ii) the opportunity for cross-marketing to both ATI's and the Company's existing customers with a more complete product line; (iii) rationalization of distribution channels; (iv) higher manufacturing efficiencies at ATI's production facility; and (v) overall greater horizontal prevalence in the composite reinforcement fabrics market;

        * Continued expansion of its leadership position in the composite reinforcement fabrics industry, development of new products and processes to answer the needs of a wide range of industries including the continuing integration of fabric design elements with the specific needs of composite fabricators and capitalization upon the Company's position as the only supplier of composite reinforcement fabrics to develop and manufacture its own production equipment;

        * Pursuit of additional acquisitions to broaden further the Company's product line as well as manufacturing capacity, product market coverage, and distribution channels;

        * Extension of activities into international markets, in particular Europe and Latin America, and further expansion into specific product niche markets with ATI's specialty products;

        * Fostering of more joint projects with a wide range of manufacturers as well as universities and state and federal governments to develop new composite products incorporating composite reinforcement fabrics; and

        * Development of component products which will reduce the steps between fabric formation and end-user products, and the manufacture of completed components for certain end-user products.

ACQUISITION OF ADVANCED TEXTILES, INC.

         On October 30, 1996, the Company acquired all of the outstanding capital stock of ATI pursuant to a Stock Purchase Agreement dated as of October 22, 1996 among the Company, Burlington and Peter L. DeWalt, the President (and partial owner) of ATI. In consideration for the capital stock of ATI, the Company (i) agreed to pay to Burlington the sum of $600,000 in cash (discounted to $513,000 using an interest rate of 8.25%) over a two to six year period and issued to Burlington a convertible subordinated promissory note in the aggregate principal amount of $7,296,500 (the "Convertible Note"), and (ii) issued to Mr. DeWalt 5,350 shares of Common Stock.

         The acquisition was the result of extensive negotiations between the Company and Burlington. The Company elected to pursue this acquisition because it believes that by offering a product line which satisfies a broader range of composite reinforcement fabric requirements, it will be better positioned to be the principal provider of these fabrics to its expanded customer base. The Company believes it will capture additional market share by cross-marketing its existing products to ATI's customers and vice versa. The Company also believes that it can apply its specialized know-how and technical skills to ATI's manufacturing capabilities and achieve cost-savings through economies of scale. Additionally, the acquisition offers integrated distribution channels and higher manufacturing efficiencies at ATI's production facility.

         The Company intends to integrate the operations of ATI into its existing operations, and has caused ATI to enter into an Employment Agreement with Mr. DeWalt. The Company also expects to upgrade certain of the capital equipment of ATI located in its Seguin, Texas manufacturing facility and consolidate certain duplicative functions.

PRODUCTS

         The Company currently manufactures composite reinforcement fabrics, also referred to as stitchbonded or non-crimped fabrics, primarily from glass fibers, and is distributing them under the BiTex(R) and Cofil(R) trade names. The Company is continuously researching new methods of producing other types of composite fabrics and the use of new fibers to create them. The Company's introduction of its proprietary stitchbonding production processes in 1990 enabled composite reinforcement fabrics to compete more successfully with conventional materials by reducing such fabric's manufacturing costs, which previously had been prohibitively high.

         ATI was a pioneer in the industry's transition to non-crimped reinforcement fabrics, although it still produces some woven fabrics for specific applications, such as ballistic armor applications. ATI's present product range focuses on high-margin, high-quality, specialty products required by a wide range of end users. In general, the weft-inserted light-weight and super-light-weight fabrics that ATI produces are not sold as commodities;
rather, composite manufacturers seek out ATI's products for very specific applications.

         The Company's composite reinforcement fabrics permitted a reduction in the quantity of fibers used and the consequential reduction in the quantity of resin required, leading to significant reductions in cost for equivalent mechanical performance. The Company believes that it is currently the only supplier of composite reinforcement fabrics which develops and manufactures its own production equipment. The Company's proprietary production processes allow it to offer composite reinforcement fabrics of varying weights, widths and fiber orientations, and to produce fabric at unrivaled efficiencies. Furthermore, these fabrics can be engineered to respond to a customer's specific
requirements.   The  Company's   experience  indicates  that  these  proprietary
processes can be successfully applied to other base materials, allowing for production of reinforcement fabrics from various carbon, aramid and other fibers. The Company's current output is presently used by end-product manufacturers to build a wide range of products, including boats, diving boards, snowboards, swimming pools, truck bodies, ballistic protection products and corrosion sensitive vessels.

         Engineered composite reinforcement fabrics offer significant advantages over other currently used materials:

        * Strength-to-Weight Ratio. Composite products possess a strength-to-weight ratio much higher than that of steel, wood or concrete. Composite reinforcement fabrics are uncommonly strong for their weight and density. Use of these materials in transportation industries provides for substantial fuel savings and greater payload capacity. The marine market is the most mature of the industries currently using composite reinforcement fabrics. Truck and railcar manufacturers are developing bodies made out of these materials. Certain light-weight woven fabrics offer high energy-absorbtion characteristics and, therefore, are ideal for ballistic shielding applications. Furthermore, due to their inherent strength-to-weight ratio, construction materials can be built from reinforcement fabrics in both load and no-load designs and in shapes too complex to be built from much heavier metals. The Company is working in a joint development project to develop products for infrastructure applications such as bridges and reinforced column wrapping for earthquake protection.

        * Longer Life-Cycle. Products produced from composite reinforcement fabrics do not rust or rot, are chemically inert, non-conductive and generally maintenance free, making their life-cycles significantly longer than those of steel, concrete or wood. These features allow use of composite reinforcement fabrics in environmentally corrosive situations, such as salt water immersion or highway construction. Accordingly, these products are increasingly used in finished products such as marine pilings, telephone poles, one-piece septic tanks, guardrails, building columns, bridge columns, and bridges. The housing industry is using these materials in construction, both residential and commercial.

        * Greater Safety. Products produced with composite reinforcement fabrics do not suffer from the disintegration failures suffered by steel and concrete. Moreover, composite materials offer significantly greater high-energy impact absorption, and their one-piece fabrication means that no weak seams need to be introduced into the part. The Company is working with its customers to develop products made from composite reinforcement fabrics which will offer non-varying mechanical strength and stiffness through the entire life-cycle of the product, and to lower the risk of continuous deterioration and degradation of strength, which can be caused by metal fatigue in steel or environmental erosion in concrete. These tougher products are being developed for use in automotive and highway safety applications, bullet-resistant applications, structural support, and as components of deep-sea oil drilling platforms.

        * Design and Process Freedom and Efficiency. Composite reinforcement fabrics can be molded in tremendously flexible ways, allowing the creation of complex parts. Manufacturers assembling final products using these materials are able to use one part, formed in a complex shape, instead of having to use two or more simpler parts formed from metals. This obviously results in significant cost savings, in both material and labor costs. Architecturally, designers can create shapes that would not otherwise be buildable from conventional construction materials. Furthermore, many final products, through weight savings, can be installed in one piece, such as septic tanks. Other ongoing projects include the development of on-site fabrication of parts using new injection molding and bonding techniques.

        * Environmental Benefits. Use of the Company's stitchbonded products reduces the amount of resin required to manufacture the end-product, resulting in the decreased release of volatile organic compounds by end-product fabricators. The use of composite reinforcement fabrics in products which substitute for wood, steel or concrete can diminish the amount of chemicals released in the environment. For example, marine pilings and telephone poles constructed of composite materials would not be treated with arsenic or other toxic substances presently required to provide adequate product cycle life to wood products. Due to their high strength-to-weight ratios, composite reinforcement fabrics offer the transportation industry substantial fuel savings and permit the transport of greater payloads due to increased truck capacity. The construction industry is starting to use these fabrics as a shield from noise, heat, weather, and electro-magnetic interference. These products can be highly insulating, in addition to their chemically non-reactive nature, making them ideal for use as pipes, tanks and ducting, especially in corrosive situations. The paper and petrochemical industries are starting to use these types of products in hostile environments.

PRODUCT ENGINEERING, MANUFACTURING AND DEVELOPMENT

         The Company believes that its strongest competitive advantage is its technical and developmental know-how. The principal reasons for its progress in technical development thus far are the quality of its product design and its engineering and manufacturing capabilities. These capabilities enable the
Company to design and engineer products that meet or exceed end-product manufacturers' performance and reliability specifications. The Company believes that it has created and will continue to create know-how and technology to manufacture products at lower costs than its competitors by pursuing its engineering and manufacturing development in-house. The quality of the technology and know-how of a business or product line is an important factor in the Company's evaluation of potential acquisition candidates.

         The Company's operations utilize current-generation computer systems for product design and documentation as well as for performance testing. A key to the Company's ability to reduce manufacturing cost has been the reduction of direct labor through the introduction of its proprietary single-step, automated or semi-automated manufacturing processes.

         The Company believes that its ability to produce fabric in a single step at 20 feet/minute is the fastest in the composite reinforcement fabrics industry. It also believes that it has the unique capacity to produce quadraxial reinforcements over 100 inches wide in a single step. The Company's proprietary capabilities allow composite reinforcement fabrics to be produced by continuously placing reinforcement fibers in layers at different angular orientations and concurrently stitching them together to achieve certain desired properties, depending upon the application, such as greater carrying capability and corresponding strength. The Company's machines are capable of producing reinforcements in five different directions/orientations and planes or any combination thereof.

         The Company has continued to build on the success of its BiTex(R) product line, and has introduced the following product and process innovations:

        * First commercial binderless mat production process introduced in 1990;

        * First single-step quadraxial products introduced in 1992;

        * First 100+ inch-wide single-step quadraxial fabrics commercialized in 1993; and

        * First capability to produce, in a single-step, 150 inch 0-90 degree binderless mat product, and commercialization of same in 1994.

         The Company believes that it can apply its technical and developmental expertise to ATI's operations. Management expects that the application of the Company's engineering and design ability to ATI's current weft-insertion equipment and manufacturing process should result in a greater range of light-weight and super-light-weight specialty products, which would be manufactured with greater efficiencies. The Company intends to upgrade certain of ATI's machinery at the earliest appropriate time and to increase the throughput of ATI's manufacturing facility.

         With the acquisition of ATI, the Company expects that its manufacturing operations, which include 22 production machines and facilities aggregating approximately 90,000 square feet will be sufficient for approximately the next 30 months, supplemented by a certain amount of capital expenditures to update certain of ATI's equipment and to purchase additional equipment. The Company has not experienced any material shutdowns in its history.

         The Company invests in product development to meet and anticipate customer requirements. The Company also undertakes end-product
manufacturer-sponsored   or  joint  sponsored  product  development   contracts.
Accordingly, the Company's development activities are generally product or program specific. The Company spent $373,955, $408,247 and $498,038 on both Company-sponsored and customer-sponsored research and development in the fiscal years ended December 31, 1994, 1995 and 1996, respectively.

         Certain of the Company's current research and development activities are directed toward producing new processing equipment which can manufacture in a single step composite reinforcement fabrics double the weight of those currently produced by the Company.

         Certain other of the Company's research and development activities are focused upon manufacturing processes and equipment so that the Company might produce certain end-user products. Such equipment may mold or "net-shape" composite fabrics into specific shapes or continuous forms such as piping or tubular structures on-site.

MARKETING AND SALES

         The Company's competitive position in the marketplace is dependent upon its continuing ability to design innovative processes to generate products for specific composite fabricator applications. The Company's marketing philosophy is to have a team of employees work directly with prospective and active composite fabricators. The Company markets its products primarily through its own marketing and sales force directly to composite fabricators either individually or at trade shows.

         Although 89%, 78% and 76.3% of the Company's gross sales were made through four distributors (GLS Corporation, M.A. Hanna Resin Distribution, Plastic Sales, Inc. and RP Associates) in 1994, 1995 and 1996 (not including sales made by ATI), respectively, each distributor is comprised of a subset of multiple regional distributors. As to GLS Corporation, the Company made sales of $4,934,489, $7,357,071 and $9,506,427 in 1994, 1995 and 1996, respectively. As to M.A. Hanna Resin Distribution, the Company made sales of $1,738,229, $2,499,410 and $2,157,908 in 1994, 1995 and 1996, respectively. As to Plastic
Sales, Inc., the Company made sales of $850,598, $914,399 and $1,053,091 in 1994, 1995 and 1996, respectively. As to RP Associates, the Company made sales of $1,422,262, $1,985,714 and $2,262,759 in 1994, 1995 and 1996, respectively.
In 1994, 1995 and 1996 the Company made 4.3%, 9.8% and 12.0% respectively of its sales directly to composite fabricators.

         The four largest purchasers of ATI's products accounted in the aggregate for 76%, 75% and 80% of ATI's net sales for the fiscal years ended October 1, 1994, September 30, 1995 and September 28, 1996, respectively. FRP Supply, Inc., ATI's largest customer, accounted for approximately 53% of ATI's net sales, or $5,559,289, $5,876,330, $5,286,161, respectively, for each of the last three fiscal years. S-2 Yachts accounted for net sales of $1,215,889, $961,000, and $905,071 for each of ATI's last three fiscal years. General Fiberglass accounted for net sales of $891,249,

$731,982, and $651,087 for each of ATI's last three fiscal years. Fibercast accounted for net sales of $694,903, $668,207, and $698,222 for each of ATI's last three fiscal years. In ATI's 1994, 1995 and 1996 fiscal years, it made 34%, 37% and 36%, respectively of its sales directly to composite fabricators.

         Management believes that the key to the Company's sales and marketing strategy is the development of long-term relationships with end-product manufacturers through its team approach of combining product development and sales. The Company's production and sales managers work with sales staff in all markets to develop products for particular end-product manufacturers. The Company believes that its recent acquisition of ATI will enable it to market a greater spectrum of products to a wider group of distributors and end-product manufacturers, including ATI's distributors and customers. In addition, certain of the products currently being sold by the Company will be available for sale to the former customers of ATI.

SUPPLY

         There are only three significant suppliers from which the Company may purchase its fiberglass requirements: PPG Industries, Inc., Owens-Corning Fiberglass, Inc. and Vetrotex. The Company was party to a contract with Vetrotex which expired in August 1996 pursuant to which Vetrotex was required to supply, and the Company was required to purchase, 90% of its fiberglass requirements. Even though the supply contract has expired, the Company currently purchases over half of its fiberglass requirements from Vetrotex under terms substantially the same as those of the expired supply contract. The Company believes that it is a significant purchaser of fiberglass strands from Vetrotex and the Company and Vetrotex have mutually expressed an interest in negotiating a new supply contract. The Company is negotiating with, and purchasing from, additional vendors to ensure a continued supply of fiberglass for its production needs. The Company believes that the acquisition of ATI may improve its ability to negotiate more favorable terms with its suppliers because it will be purchasing larger gross amounts of raw materials. The Company's ability to operate and to grow is dependent upon its ability to obtain an adequate supply of fiberglass.

BACKLOG

         The Company's backlog as of December 31, 1996, was $957,214, or approximately 2.6 weeks of sales. Backlog as of December 31, 1995, was approximately $2,919,400, or approximately 8.2 weeks of sales. In December 1995, over $1,216,000 of the backlog consisted of orders that were past their shipping date as a result of capacity and raw material constraints present in the market at the time. This caused distributors and customers to hedge against future shortages and place additional orders, which drove the backlog to very high levels. In the second quarter of 1996, backlog returned to more historic levels as fiberglass supplies became more plentiful.

         Due to the capacity and raw material constraints present in the market in the first quarter of 1996, the Company's net sales were increased as its distributors built their inventory levels to cushion against the industry-wide supply shortage that existed throughout 1995. In the second quarter of 1996, the Company's distributors reduced their inventory in response to the general availability of fiberglass, thereby contributing to a reduction in the Company's net sales to $4.4 million from $4.7 million in the first quarter of 1996. A decrease in net sales to $4.25 million occurred for the same reasons in the third quarter of 1996. Management estimates that during the remainder of 1996 its distributors maintained an approximate three-week supply of composite reinforcement fabrics as opposed to an approximate twelve-week supply in the second quarter of 1996. Management expects this trend of returning to historic distribution supply levels to continue as long as fiberglass supplies remain plentiful.

         The industry-wide shortage of fiberglass was caused by increasing demand and insufficient capacity to meet the demand. The demand increase caused fiberglass suppliers to take action to increase their production capabilities. To increase such capabilities, however, fiberglass suppliers needed to reduce or stop their output temporarily, in order to modify their production equipment and furnaces. Such shut-downs or slow-downs exacerbated the supply shortage.

JOINT PROJECTS

         In February 1995, the Company entered into a Collaborative Agreement with E.I. du Pont de Nemours and Company, Inc. ("DuPont"), Hardcore Composites Ltd. ("Hardcore"), The Dow Chemical Company and Johns

Hopkins University under the Federal Advanced Technology Program to develop agile heavyweight composites for large civil bridge infrastructure applications. For its part in the cooperative project, the Company was awarded up to $750,000 in matching funds over three years as part of a $13.5 million grant from the U.S. Department of Commerce and the National Institute of Standards and
Technology. The project is directed toward the study of the manufacturing competency of composites produced with Seeman Composite Resin Infusion Molding Process (SCRIMP) technology (a process of layering dry fabric and drawing resin through the layered fabric with the use of vacuum pressure) and their ability to increase the life of large structures such as bridges, while reducing such structures' cost and weight. The Company believes that the project will also assist in the development of cost-effective design and manufacturing technologies for composite materials that can be used to build other large structures which are strong, lightweight, and resistant to corrosion and seismic shock. In addition to being the sole supplier of composite fabrics for the project, the Company has undertaken to try to develop enabling technology which would enhance the speed, quality and cost-effectiveness of composite reinforcement fabric production. To accomplish this goal, the Company is working towards developing machinery, procedures and alternative methods of bonding together reinforcement fabrics. The project participants are also working towards the development of a prototype system which would allow rapid style changes and the production of fabrics with variable widths.

         The entire budget of the program contemplated by the Collaborative Agreement is approximately $1,547,000, which is to be spent over three years. The Company has estimated that the cost to complete this program to be approximately $772,000, with the Company being responsible for half of that amount. The remaining $386,000 cost will be supplied by a grant from the National Institute of Standards and Technology. The Company is responsible for adherence to applicable federal laws and regulations covering both federal funds and non-federal funds, including allowability of costs.

         The parties to the Collaborative Agreement have mutually agreed to protect each other's proprietary information for a period of five years. Any technology jointly developed in the performance of the Collaborative Agreement ("Program Technology") is to be owned jointly by the project participants, with the right to use the same on an unrestricted basis. The Program Technology may also be subject to a non-exclusive, non-transferable paid-up license to the United States government which may not publicly disclose any proprietary information relative to the Program Technology.

         The Company is also involved in a collaboration with Hardcore DuPont Composites LLC ("Hardcore DuPont"), a joint venture between Hardcore and DuPont, wherein the Company provided the engineered composite fabric for the manufacture of two railroad cars using the SCRIMP process. These successful prototypes have permitted the consortium comprised of Hardcore DuPont, Burlington Northern and Trinity Industries to propose a project for the industrial manufacture of railroad cars using the Company's composite fabric.

         In October 1995, the Company began a joint venture project with the University of Maine ("UM") to develop a composite plywood alternative utilizing waste wood fibers from the paper industry (the "Composite Panel Project"). The project is funded in part by the Center for Technology Transfer ("CTT"), a non-profit partnership among the Maine Science and Technology Foundation, UM, the University of Southern Maine, the Maine Technical College System, and certain companies in Maine operating in the metals and electronics industries. Funding for CTT is provided by a grant from the U.S. Department of Energy under its Experimental Program to Stimulate Competitive Research (EPSCoR). The project was undertaken as part of a proposal to develop hybrid (wood and fiberglass) composite structural panels which have commercial application for the construction industry. The goal is to develop products that will be cost competitive with traditional wood products. The Company and UM will individually own the intellectual property rights to any technology developed separately, and will own jointly any intellectual property rights arising from technology developed together. Furthermore, UM agreed to license to the Company any and all of its intellectual property rights arising from the project, on an exclusive, world-wide, and reasonable basis.

         Together with UM, the Company is required to furnish all personnel, facilities, materials and services to complete the Composite Panel Project. The cost sharing obligation of the Company for the project is $29,376 cash match and $14,663 in-kind match. UM and the Company are required to pay back $113,587 as a contribution to CTT out of profits generated from the activities of the project, payable from revenues to the Company from net sales of new products developed under the project or revenues UM or the Company derive from license fees or royalties on the use of intellectual property developed thereunder.

         The Department of Defense has awarded funding through the 1995 Defense Experimental Program to Stimulate Competitive Research (DEPSCoR) to UM relative to a study of the dynamics of thick composite structures. The Company has agreed to provide the project with industrial composite expertise, laminate
engineering,    reinforcement    materials,    composite   fabrication   through
subcontracts, and participation through analytical reviews and program management reviews. The Company will also provide up to $45,000 of in-kind support to UM for this project. While the Company does not expect to generate material profits from this project, it will provide the Company with valuable experience and modeling techniques for the use of the Company's heavyweight fabrics in the Naval, off-shore oil, sub-marine and waterfront infrastructure materials markets.

         The Company is currently working with ABB Offshore Technology ("AOT"), a division of ASEA Brown Boveri S.A. in AOT's development of a full range of composite well head covers and pipe protection structures for the offshore oil and gas industry constructed from advanced engineered composite reinforcement fabrics. These lightweight structures range in size up to 90' by 90' by 90' and would replace corrosion-prone heavy steel structures.

         In December, 1996 the Company entered into an agreement with Norsk Hydro A.S., one of the largest North Sea oil operators pursuant to which the parties will identify opportunities for the application of the Company's technology to new markets, including the use of composite structures in the off-shore oil industry, with the aim of developing strategies to address such opportunities.

         Funding for each of these projects is part of the Company's regular, on-going research and development expense. Except for Hardcore DuPont, a participant in the NIST project, and North End Composites, a subcontractor in the DEPSCoR project, the Company does not have any supply arrangements with the entities involved in these projects.

COMPETITION

         The Company's principal competitors are producers of woven reinforcement fabrics and other producers of stitched or weft-inserted reinforcement products. Competition is based on price, product performance and customer support. The Company's continued success will depend in part on its ability to continue to develop and introduce cost competitive quality products that meet or exceed end-product manufacturer requirements.

         There  is  no   competitor   that   manufactures   products   that  are
substantially similar to or competitive with all of the Company's products. However, there are competitors for each of the Company's products and the Company believes that there are only two companies remaining after its acquisition of ATI that have significant shares of the stitched or weft-inserted reinforcement markets. These are Johnston Composite Industries, a subsidiary of Johnston Industries Inc., and Knytex, a subsidiary of Owens-Corning Fiberglass. The Company believes that it has one of the largest shares of the United States market for weft-inserted or stitchbonded (non-crimped) composite reinforcement fabrics.

EMPLOYEES

         As of December 31, 1996, the Company had 127 full time employees, of whom 103 were employed in engineering and manufacturing, 10 in sales and marketing and 14 in administrative and management functions. No employees are represented by unions.

INTELLECTUAL PROPERTY

         Although the Company has three registered trademarks and owns two patents relating to its product, the Company relies almost entirely upon unpatented technology in its production processes. The Company relies in part upon state and federal trade secrets and unfair competition laws to protect its intellectual property. Management's philosophy is to patent only those processes as to which the process may be determined when analyzing the product produced. There can be no assurances that the Company can adequately protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent or better proprietary information or techniques, or otherwise gain access to the Company's proprietary technology or disclose such technology. The Company will seek additional protection for newly developed intellectual property as deemed appropriate. One patent, which expires in September 2011, relates to a bound and structurally reinforced thermoplastic multi-layer composite fabric which is moldable. No product relating to this patent has yet been commercialized. Although the other patent, which expires in December 2009, relates to a manufacturing process commercialized by the Company, management believes that it would be very difficult to assess whether a competitive product was produced by a process which infringes the process covered by such patent.

         Hexcel Corporation, formerly named Knytex, Inc. ("Hexcel") sued ATI in 1988 in the United States District Court for the Western District of Texas ("the Court"). The suit concerned certain obligations of ATI's then president (the "Employee"), who had been previously employed by the parent of Hexcel (the "Employer"). The Employee, while working for the Employer, had co-invented a structural reinforcement fabric in the form of a double-bias fabric and a continuous double-bias process for making such double-bias fabric. The co-inventors filed a patent with respect to the bias process invention (the "Patent"). The co-inventors assigned the Patent application to Hexcel. The Employee also signed agreements with the Employer relative to the nondisclosure of inventions made by him while in the employ of Employer to others outside the Company. Following Employee's separation from Employer in 1983, the Employee, Peter L. DeWalt and Burlington formed ATI, and the lawsuit concerned certain of ATI's production processes.

         The judgment and order resulting from the lawsuit concluded that a manufacturing process used by ATI infringed the Patent and that ATI and the Employee were liable for misappropriation of trade secrets due to ATI's use of double- and triple-bias fabric processes. The court awarded Hexcel lost profits adjudged to be approximately $2.24 million plus interest and attorneys' fees. ATI ultimately paid Hexcel approximately $3.1 million in May, 1992, upon losing its appeal of the judgment. The Court also found that when ATI changed its process in 1988, it discontinued the use of the processes at issue, and therefore, the Court issued no injunction.

Item 2.

                                   PROPERTIES

         The Company's executive offices and major manufacturing/warehouse facility is located in a facility in Brunswick, Maine, of approximately 50,000 square feet which was completed in March 1996. The Company leases the property from Brunswick Development Corporation ("BDC"), a Maine corporation wholly owned by the town of Brunswick. The Company's lease is for a term of 10 years and commenced on January 1, 1996, with an option to extend the term for one additional five-year period. The Company also has an option to purchase the facility at any time between the conclusion of the fifth year of the current lease and the end of the lease, at an option price equal to the greater of fair market value of the facility or the residual debt payable by BDC on the bonds issued to finance the construction of the facility. The Company may, however, consider the purchase of the property prior to the option date, which purchase would require the consent of the bond holders. The rent for the facility is $181,500 annually for the first five years of the lease; the lease provides for periodic scheduled rent increases, with a final annual rent of $206,000 for the last year of the current lease.

         With the acquisition of ATI, the Company acquired approximately 40,000 square feet of manufacturing, office and warehouse space in Seguin, Texas, including the underlying real estate. ATI is currently using this space for its operations.

         The Company also maintains 10,400 square feet of warehouse space at another location in Brunswick, Maine, for which it pays rent of $44,495 per year and 6,000 square feet of warehouse space in Seguin, Texas, for which it pays rent of $6,900 per year.

Item 3.


                                LEGAL PROCEEDINGS

         The Company is involved from time to time in  litigation  incidental to
its  business.   The  Company  is  not  party  to  any  material  pending  legal proceedings.


Item 4.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II


Item 5.


      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's shares of Common Stock (trading symbol: BTIC) have been quoted and traded on the Nasdaq National Market tier of the Nasdaq Stock Market since February 5, 1997. The initial public offering price for the Common Stock was $9.50 per share. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal period indicated:

                           1997               High             Low
                  ------------------        --------          -----
                  First Quarter(1)           $10 7/8          $9 1/2

(1) For the period from February 5 (initial public trading day) through March 24, 1997.

         The approximate number of stockholders of record of the Company's Common Stock as of March 24, 1997 is 86.

         To date, the Company has not paid any dividends on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of the Company's business and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. Under the terms of its existing bank loan agreements, the Company may not pay dividends without the consent of the lender.

Item 6.
                             SELECTED FINANCIAL DATA

         The selected financial data set forth below for each of the Company's fiscal years ended December 31, 1993 and 1994 and at December 31, 1994 are derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, independent public accountants, which are included elsewhere in this Report. The selected financial data set forth below for the Company's fiscal years ended December 31, 1995 and 1996 and at December 31, 1995 and 1996 are derived from the financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants, which are included elsewhere in this Report. The selected financial data set forth below for ATI's fiscal years ended September 30, 1994, 1995 and 1996 are derived from the financial statements of ATI audited by Ernst & Young LLP, independent accountants, which appear elsewhere in this Prospectus. The selected financial data set forth below for ATI for the fiscal years ended 1992 and 1993 are derived from the unaudited financial statements of ATI, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this Report.

                                                    BRUNSWICK TECHNOLOGIES, INC.

                                                              Years Ended
                                                              December 31,
                                              --------------------------------------------
                                              1992      1993      1994      1995      1996
                                              ----      ----      ----      ----      ----
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales .......................           $ 4,701    $6,376    $9,596   $15,476   $19,816
Cost of goods sold ..............             3,700     4,996     7,382    11,979    15,318
Gross profit ....................             1,001     1,380     2,214     3,497     4,498
Other operating expenses ........               971     1,258     1,874     2,492     3,521
Moving costs ....................               -         -         -           9       248
Facility repair costs ...........               -         -         -         150      (148)
                                              -----     -----     -----     -----     -----
Operating income (loss) .........                30       122       340       846       877
Other income (expense), net .....               (27)      (11)      (26)      (61)       51
                                              -----     -----     -----     -----     -----
Income (loss) before income taxes                 3       111       314       785       928
Income tax benefit (expense) ....               -         -         -         122      (335)
                                              -----     -----     -----     -----     -----
Net income (loss) ...............                 3       111       314       907       593
                                              -----     -----     -----     -----     -----
Preferred stock dividend ........              (269)     (332)     (450)     (450)     (450)
Accretion of preferred stock
  redemption value ..............               (51)      (71)      (76)      (82)      (69)
                                              -----     -----     -----     -----     -----
Net income (loss) attributable to
  common stock ..................           $  (317)   $ (292)   $ (212)   $  375    $   74
                                              =====     =====     =====     =====     =====
Pro forma earnings per common share                                        $ 0.26    $ 0.17
                                                                            =====     =====
Pro forma weighted average common
  shares outstanding ............                                           3,460     3,498(2)
                                                                            =====     =====

                                                              At December 31,
                                              --------------------------------------------
                                              1992      1993      1994      1995      1996
                                              ----      ----      ----      ----      ----
                                                              (in thousands)
BALANCE SHEET DATA:

Working capital .................           $  (252)  $   548   $   631   $   905    $ 1,412
Total assets ....................             2,472     4,338     5,665     7,867     18,634
Long-term liabilities ...........               460       337     1,177     1,069      8,975
Total liabilities ...............             1,810     1,873     2,886     4,168     14,289
Preferred stock .................             2,918     5,012     5,538     6,070      6,589
Stockholders' equity (deficit) ..           $(2,256)  $(2,547)  $(2,759)  $(2,371)   $(2,244)
                                              =====     =====     =====     =====      =====
------------------

(1) Reflects the consolidation of the operations and financial condition of ATI with those of the Company for the last two months of 1996.

(2) Calculation is shown in Note 1 of Notes to Financial Statements of the Company.

Item 7.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

GENERAL

         The Company is a leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel, and concrete. The Company's principal strength lies in its innovative quadraxial single-step stitchbonding fabrication process.

ACQUISITION OF ADVANCED TEXTILES, INC.

         On October 30, 1996, the Company acquired Advanced Textiles, Inc. ("ATI"), a subsidiary of Burlington Industries, Inc. ("Burlington") for a total acquisition cost of $8,539,000, payable through the issuance of a note ($7,296,500) convertible into the Company's common stock, $0.0001 par value (the "Common Stock") at the initial public offering ("IPO") price of $9.50 per share; deferred cash payments discounted to $513,000; the issuance of Common Stock valued at $53,500 to a minority shareholder in ATI; cash payments of $351,000; and acquisition costs of $325,000. The acquisition is being accounted for under the purchase method of accounting. The fair market value of the assets acquired is estimated at $3,178,000, resulting in goodwill of $5,361,000 which amount will be amortized over 20 years.

         The operations of ATI for November and December 1996 are included in the 1996 consolidated statements of income and cash flow while ATI's net assets are included in the December 31, 1996 consolidated balance sheet and statement of stockholders' deficit. All intercompany transactions have been eliminated in the consolidated financial statements. Except where noted, the discussion below is directed at 1996 operations so consolidated. ATI contributed $1,723,573, $380,162, $105,527, and ($9,890) of net revenue, gross margin, operating income and net (loss) respectively to the 1996 consolidated statement of income. The ATI operations for the two months (November and December of 1996) resulted in a net loss due to the amortization of goodwill ($51,137) and the interest expense on the debt to Burlington ($122,582). On February 10, 1997, upon the closing of the Company's IPO, one half of the convertible subordinated note to Burlington ($3,648,250) was paid. This will reduce interest expense by $28,882 a month.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales:

                                                           Years Ended
                                                           December 31,
                                                   ---------------------------
                                                   1994       1995        1996
                                                   ----       ----        ----

Net Sales.......................................   100.0%     100.0%      100.0%
Cost of goods sold..............................    76.9       77.4        77.3
                                                   -----      -----       -----
Gross Profit....................................    23.1       22.6        22.7
Selling, general and administrative expenses        15.6       13.5        15.2
Research and development expenses...............     3.9        2.6         2.5
Moving costs....................................     0.0        0.0         1.3
Facility repair cost............................     0.0        1.0        (0.7)
                                                   -----      -----       -----
Operating income................................     3.6        5.5         4.4
Other income (expense):
     Interest expense...........................    (0.2)      (0.8)       (1.3)
Miscellaneous, net..............................    (0.1)       0.4         1.6
                                                   -----      -----       -----
                                                    (0.3)      (0.4)        0.3
                                                   -----      -----       -----
Income before income tax........................     3.3        5.1        4.7
Income tax benefit (expense)....................     0.0        0.8        (1.7)
                                                   -----      -----       -----
Net income......................................     3.3%       5.9%        3.0%
                                                   =====      =====       =====

         1996 COMPARED TO 1995

         Net Sales, Cost of Goods Sold, and Gross Profit. The percentage increases and per pound values in the net sales, cost of goods sold and gross profit accounts (all excluding ATI) between 1994 and 1996 are shown below.

                                    1994          % Increase          1995          % Increase           1996
                                    ----          ----------          ----          ----------           ----


Pounds sold                        7,718,727         54.1%         11,892,012            9.0%         12,962,646
Net sales                         $9,596,578         61.3%        $15,476,424           16.9%        $18,092,138
Average price per pound               $1.243          4.7%             $1.301            7.3%             $1.396
Cost of goods sold                $7,382,285         62.3%        $11,978,978           16.7%        $13,974,208
Average cost per pound                $0.956          5.3%             $1.007            8.0%             $1.078
Gross profit                      $2,214,293         57.9%         $3,497,446           17.7%         $4,117,930
Gross profit per pound                $0.287          2.5%             $0.294            8.2%             $0.318

         Revenues have increased during the periods presented due to continued increases in the number of end uses of the Company's products as well as increases in market share for existing end use applications. Sales increases have been experienced in all of the major industry sectors using the Company's products: marine, transportation, infrastructure, recreational and industrial.

         Sales within the periods have been affected by fluctuations in the general availability of the raw material of fiberglass strands used by the Company in its manufacturing process. With ample supply of fiberglass (which occurred in 1996), the Company's customers tend to reduce their inventories on the basis that supplies are readily available. This resulted in Company sales for 1996 being adversely effected as customer inventories were reduced to two to three weeks of use compared to significantly higher customer inventory levels in 1995.

         The increases in cost of goods sold and gross profit for 1996 were in line with the increases in net sales for the year.

         Operating Expenses. Operating expenses for 1996 were affected by the inclusion of two months of ATI's operations. Selling, general and administrative expenses for 1996 increased by $937,528 or 45%. Within this category, selling expense increased $216,404 or 34.9%. Salaries and travel accounted for $62,230 and $80,045 of the selling expense increase respectively. Marketing expense increased $43,594 or 58.3% primarily as a result of special marketing programs. General and administrative expense (G&A) increased $385,054 or 55.8%. Within G&A, salaries increased by $106,843 or 39.4% due to increased number of employees as well as wage rate increases. Also in G&A, property taxes increased by $32,370 due to the relocation to the new building in Brunswick and the addition of a new machine; bad debt expense increased by $18,320; and $51,137 in goodwill amortization resulted from the purchase of ATI.

         Moving costs reflect the cost of moving to the new Brunswick facility which move was completed in the first half of 1996. In connection with the move to the new facility, the Company recorded in 1995 an expense of $150,000 to cover the expenses estimated to be incurred for the restoration of the facilities being vacated. The repairs thought to be required when the expense was recorded did not materialize and therefore the unexpended amount of $147,545 was recognized as an addition to operating income in June 1996 which offset, to some extent, other increases in operating expenses.

         Research and development expenses increased by $89,791 or 22.0%. A large increase in this expense grouping was a $16,844 increase in outside professional fees.

         Other Income. The increase in the interest expense is due to the interest on the debt to Burlington for November and December 1996 in the amount of $122,582. Reimbursement of expenses related to expenditures on new technologies from a grant from the National Institute of Standards and Technology ("NIST") in the amount of $426,070 was included as a benefit to the 1996 Statement of Income. Cost of goods sold was credited for $93,638 of this amount while $332,432 was credited to other income. The reimbursement of certain expenditures from this grant resulted in a credit of $34,266 to cost of goods sold and recognition of $66,742 as other income in the 1995 period.

         Income Taxes. In 1996, the Company recorded income tax expense at an effective rate of 36%. In 1995, an income tax benefit of $121,900 was recorded due to the elimination of a valuation allowance which had been established because of uncertainties that existed with respect to the realization of income tax benefits.

         1995 COMPARED TO 1994

         Refer to the table in the section above comparing 1996 to 1995 for a summary of the changes in the net revenue and cost of goods sold accounts for 1995 compared to 1994.

         Net Sales. The increase in net sales was attributable primarily to volume increases and favorable product mix gains.

         Operating  Expenses.   Selling,  general  and  administrative  ("SG&A")
expenses increased $584,593, or 39%. Wage expense increased in all expense classifications due, to a large degree, to the increase in total employees from 49 at year end of 1994 to 65 at year end in 1995. Shipping expenses are classified within the SG&A caption throughout the financial statements and were favorably impacted by an increase in the capacity of trucks used per shipment as well as results from improved rates from the carrier. Also within the SG&A category, selling and marketing expense increased by $168,155, from $525,883 in 1994 to $694,038 in 1995. This was primarily due to an increase in wage expense of $70,534 from $190,548 to $261,082. In addition, there was an increase of $35,835 from $8,623 in 1994 to $44,458 in 1995 in outside consulting fees for marketing services. General and administrative expense increased by $204,751. This was primarily due to an increase in wage expense of $98,068.

         Income Taxes. The Company received an income tax benefit of $121,900 in 1995 due to the elimination of a valuation allowance which had been established because of uncertainties that existed with respect to the realization of income tax benefits. During 1995, the uncertainties were significantly reduced as the Company reported substantially higher taxable income suggesting that more likely than not, the Company's income tax benefits would be fully realized.

LIQUIDITY AND CAPITAL RESOURCES

         INITIAL PUBLIC OFFERING. On February 10, 1997, the Company issued and sold 1,700,000 new shares of its Common Stock in its IPO. As part of the IPO, a stockholder which owned a large percentage of the Company sold 800,000 of its shares to the public so that the total sale to the public was 2,500,000 shares. The price to the public was $9.50 per share. After selling commissions of 7%, the Company realized proceeds of $8.835 per share or $15,019,500. Expenses associated with the offering were approximately $1 million so that net proceeds were about $14 million. In accordance with the terms of the note to Burlington, upon the closing of the IPO, 50% of the note was redeemed in the amount of $3,648,250 plus accrued interest of $94,954. Bank debt totaling $2,693,960 was also paid with the IPO proceeds. The Company plans to use about $3 million over the next two years to expand its manufacturing capacity through the purchase of additional capital equipment and another $100,000 for capital improvements at its plant in Texas. It is expected that the remainder, approximately $4.5 million, will be used for general corporate purposes, including research and development and possible additional acquisitions of complementary businesses and product lines.

         In connection with the IPO, the Company was recapitalized as follows: all shares of Common Stock were split on a 33 for 1 basis; all shares of the Company's preferred stock, converted into shares of Common Stock on a 33 for 1 basis; the holders of preferred stock were issued in the aggregate an additional 211,088 shares of Common Stock in payment of $2,005,342 in accrued cash dividends pursuant to the terms of the preferred stock; and the Company's no par value common stock was converted into Common Stock with a par value of $0.0001 per share.

         On October 30, 1997, (1 year from the date of the acquisition), the outstanding balance of the convertible note to Burlington becomes convertible into common stock at a rate of $9.50 per share. On October 30, 1997, the note also becomes callable at par by the Company. The note is subordinate to debt incurred under the bank credit agreement in an amount not to exceed $7,500,000 (such limit to be increased by the amount of any repayment of the principal of the note).

         OTHER CONSIDERATIONS. The Company has in place a $2,500,000 revolving credit facility with its bank. Details of this arrangement are given in Note 4 of Notes to the Consolidated Financial Statements of the Company.

FORWARD-LOOKING INFORMATION

         From time to time, information provided by the Company may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks.

         The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in labor rates due to low unemployment or other factors, or the inability to control various expense categories.

         Furthermore, the market price of the Company's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions, as well as general economic conditions and other factors external to the Company.

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following described consolidated financial statements of the Company are included in response to this item:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1995 and 1996.

         Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1994, 1995 and 1996.

         Consolidated Statements of Cash Flow for the years ended December 31, 1994, 1995 and 1996.

         Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and  Shareholders of BRUNSWICK  TECHNOLOGIES,
INC.:

         We have audited the accompanying consolidated balance sheets of Brunswick Technologies, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Brunswick Technologies, Inc. for the year ended December 31, 1994, were audited by other auditors, whose report dated January 20, 1995, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Technologies, Inc., and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.
Portland, Maine
February 28, 1997


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Brunswick Technologies, Inc.:

We have audited the related statements of income, stockholders' deficit, and cash flows of Brunswick Technologies, Inc., for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Brunswick Technologies, Inc. and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                               /s/  KPMG PEAT MARWICK LLP



January 20, 1995
Boston, Massachusetts

                          BRUNSWICK TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             --------------------------------------
                                         ASSETS                                     1995                 1996
                                                                             ----------------      ----------------
Current assets:
     Cash                                                                    $        117,959      $        355,106
     Accounts receivable, net of allowance for doubtful
         accounts of $7,287 in 1995 and $38,603 in 1996...........                  2,013,699             2,619,399
     Inventories..................................................                  1,429,864             3,262,850
     Refundable income taxes......................................                     16,000                21,061
     Deferred income taxes........................................                    306,700               167,000
     Other current assets.........................................                    119,801               300,190
                                                                             ----------------      ----------------
        Total current assets......................................                  4,004,023             6,725,606

Property, plant and equipment:
     Land and building............................................                         -                800,000
     Furniture and fixtures.......................................                    212,861               355,963
     Leasehold Improvements.......................................                    271,595                73,952
     Machinery and equipment......................................                  4,475,800             5,114,646
     Vehicles.....................................................                     60,678                68,039
     Machine under construction...................................                         -              1,040,922
                                                                             ----------------      ----------------
     .............................................................                  5,020,934             7,453,522
Less accumulated depreciation and amortization....................                 (1,261,881)           (1,453,090)
                                                                             ----------------      ----------------
     Net property, plant and equipment............................                  3,759,053             6,000,432
                                                                             ----------------      ----------------

Deferred charges..................................................                         -                512,679
Other assets, net.................................................                    103,470                85,783
Goodwill, net.....................................................                         -              5,309,673
                                                                             ----------------      ----------------
                                                                             $      7,866,546      $     18,634,173
                                                                             ================      ================

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Bank overdraft...............................................           $        216,622      $        300,809
     Note payable to bank.........................................                         -              1,179,968
     Current installments of long-term debt.......................                    109,162               297,758
     Current obligations under capital lease......................                      2,620                    -
     Due to stockholder...........................................                  1,599,678             1,044,559
     Accounts payable-trade.......................................                    795,192             1,785,384
     Accrued expenses.............................................                    344,030               705,223
     Income taxes payable.........................................                     32,000             -
                                                                             ----------------      ----------------
        Total current liabilities.................................                  3,099,304             5,313,701

Due to stockholder................................................                     32,500                    -
Long-term debt, excluding current installments....................                  1,003,971             8,853,304
Deferred income taxes.............................................                     32,600               121,900
Commitments
Convertible preferred stock (liquidation preference of $6,641,317 in 1996)          6,069,530             6,589,209

Stockholders' deficit:
     Preferred stock $10 par value; 1,000,000 shares authorized, none
       outstanding................................................                         -                     -
     Common stock, $0.0001 par value; 20,000,000 shares authorized,
       301,624 outstanding in 1996 and 289,674 in 1995............                         29                    30
     Additional paid in capital...................................                    410,290               463,989
     Treasury stock 3,300 shares at cost..........................                     (5,000)               (5,000)
     Accumulated deficit..........................................                 (2,776,678)           (2,702,960)
                                                                             ----------------      ----------------
        Total stockholders' deficit...............................                 (2,371,359)           (2,243,941)
                                                                             ----------------      ----------------
                                                                             $      7,866,546      $     18,634,173
                                                                             ================      ================

The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                       -------------------------------------------------
                                                                            1994                 1995             1996
                                                                        -------------        -------------    ----------

Net Sales.........................................................        $9,596,578         $15,476,424      $19,815,711
Cost of goods sold (raw material purchased from a stockholder amounted to $4,911,399 in 1994, $7,809,567 in 1995, and
     $8,548,754 in 1996)..........................................         7,382,285          11,978,978       15,317,619
                                                                         -----------         -----------     ------------

         Gross profit.............................................         2,214,293           3,497,446        4,498,092

Selling, general and administrative expenses......................         1,500,119           2,084,712        3,022,240
Research and development expenses.................................           373,955             408,247          498,038
Moving costs......................................................                -                8,560          248,314
Facility repair costs.............................................                -              150,000         (147,545)
                                                                         -----------         -----------     ------------
         Operating income.........................................           340,219             845,927          877,045
                                                                         -----------         -----------     ------------

Other Income (expense):
     Interest expense, net........................................           (19,595)           (124,122)        (251,829)
     Miscellaneous, net...........................................            (6,428)             62,800          303,181
                                                                         -----------         -----------     ------------
                                                                             (26,023)            (61,322)          51,352
                                                                         -----------         -----------     ------------
         Income before income tax.................................           314,196             784,605          928,397

Income tax benefit (expense)......................................                -              121,900         (335,000)
                                                                         -----------         -----------     ------------

         Net income...............................................           314,196             906,505          593,397
                                                                         -----------         -----------     ------------

Preferred stock dividend..........................................          (450,120)           (450,120)        (450,120)
Accretion of preferred stock redemption value.....................           (75,910)            (81,693)         (69,559)
                                                                         -----------         -----------     ------------
Net income (loss) attributable to common stock....................       $  (211,834)        $   374,692     $     73,718
                                                                         ===========         ===========     ============

         Pro forma earnings per common share......................                           $      0.26     $       0.17
                                                                                             ===========     ============

         Pro forma weighted average common shares outstanding.....                             3,460,445        3,498,302
                                                                                             ===========     ============




    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                      Common Stock         Additional                                 Total
                                                     ----------------       Paid-in     Treasury     Accumulated   Stockholders'
                                                     Shares    Amount       Capital      Stock        Deficit         Deficit
                                                     ------    ------       -------     -------       -------      ------------

Balance at December 31, 1993.....................     271,986   $   27      $392,617    $    -       $(2,939,536)  $(2,546,892)
Accrual of preferred stock dividend..............          -         -            -          -          (450,120)     (450,120)
Accretion of preferred stock redemption value....          -         -            -          -           (75,910)      (75,910)
Net income.......................................          -         -            -          -           314,196       314,196
                                                    ---------   ------      --------    -------       ----------   -----------
Balance at December 31, 1994.....................     271,986       27       392,617         -        (3,151,370)   (2,758,726)

Exercise of common stock options.................      13,035        2         3,573         -              -            3,575
Exercise of warrants to purchase common stock....       4,653        -        14,100         -              -           14,100
Repurchases of common stock......................          -         -            -      (5,000)            -           (5,000)
Accrual of preferred stock dividend..............          -         -            -          -          (450,120)     (450,120)
Accretion of preferred stock redemption value....          -         -            -          -           (81,693)      (81,693)
Net income.......................................          -         -            -          -           906,505       906,505
                                                    ---------   ------      --------    -------       ----------   -----------
Balance at December 31, 1995.....................     289,674       29       410,290     (5,000)      (2,776,678)   (2,371,359)

Exercise of common stock options.................       6,600        -           200         -              -              200
Issue of stock in acquisition of Advanced
     Textiles, Inc...............................       5,350        1        53,499         -              -           53,500
Accrual of preferred stock dividend..............          -         -            -          -          (450,120)     (450,120)
Accretion of preferred stock redemption value....          -         -            -          -           (69,559)      (69,559)
Net income.......................................          -         -            -          -           593,397       593,397
                                                    ---------   ------      --------    -------       ----------   -----------
Balance at December 31, 1996.....................     301,624   $   30      $463,989    $(5,000)     $(2,702,960)  $(2,243,941)
                                                    =========   ======      ========    =======       ==========   ===========




    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended
                                                                                           December 31,
                                                                      ---------------------------------------------------
                                                                            1994                 1995           1996
                                                                       -------------        -------------    ------------
Cash flows from operating activities:
     Net income...................................................       $   314,196         $   906,505     $    593,397
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
           Depreciation and amortization..........................           266,574             396,595          479,669
           Deferred taxes.........................................                -             (274,100)         229,000
           (Gain) on sale of property, plant and equipment........                -               (4,164)              -
           Changes in assets and liabilities:
             (Increase) decrease in accounts receivable...........          (156,751)         (1,071,253)         172,493
             (Increase) in inventories............................          (617,119)           (104,060)        (725,564)
             (Increase) in refundable income taxes................                -              (16,000)          (5,061)
             (Increase) decrease in other current assets..........            12,883             (51,684)        (176,721)
             Increase (decrease) in due to stockholder............           161,277             622,888         (587,619)
             Increase (decrease) in other accounts payable
               and accrued expenses...............................          (252,773)            597,585          721,129
             Increase (decrease) in income taxes payable..........                -               32,000          (32,000)
                                                                         -----------         -----------    -------------
                  Net cash provided by (used in) operating activities       (271,713)          1,034,312          668,723
                                                                         -----------         -----------    -------------

Cash flows from investing activities:
     Acquisition of Advanced Textiles, Inc., net of cash acquired.                -                   -          (294,512)
     Purchases of property, plant and equipment...................        (1,286,797)           (899,271)      (1,132,236)
     Proceeds from sale of property, plant and equipment..........                -               12,126               -
     (Increase) decrease in other assets..........................           (48,914)            (36,140)          17,687
                                                                         -----------         -----------    -------------
                  Net cash used in investing activities...........        (1,335,711)           (923,285)      (1,409,061)
                                                                         -----------         -----------    -------------

Cash flows from financing activities:
     Bank overdraft...............................................           119,216              97,406           84,187
     Net proceeds (repayments) under line of credit...............            80,000             (80,000)       1,179,968
     Proceeds from long-term debt borrowings......................          1,100,00                  -           321,375
     Repayment of long-term debt..................................          (198,953)            (20,662)         (92,946)
     Net principal repayments under capital lease obligations.....            (3,250)             (5,293)          (2,620)
     Proceeds from exercise of common stock options and warrants..                -               17,675              200
     Costs related to issuance of convertible preferred stock.....            (2,724)                 -                -
     Increase in deferred charges.................................                -                   -          (512,679)
     Repurchase of common stock...................................                -               (5,000)              -
                                                                         -----------         -----------    -------------
                  Net cash provided by financing activities.......         1,094,289               4,126          977,485
                                                                         -----------         -----------    -------------
                  Net increase (decrease) in cash.................          (513,135)            115,153          237,147
Cash at beginning of period.......................................           515,941               2,806          117,959
                                                                         -----------         -----------    -------------
Cash at end of period.............................................       $     2,806         $   117,959    $     355,106
                                                                         ===========         ===========    =============

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest (including interest capitalized of $14,022 in 1996
           and $36,945 in 1994)...................................       $    52,552         $   128,276    $    141,886
                                                                         ===========         ===========    ============
         Income taxes.............................................       $        -          $   136,200    $    168,626
                                                                         ===========         ===========    ============
     Acquisition of Advanced Textiles, Inc. net of cash acquired;
         Working capital, other than cash...............................................................   $    1,259,027
         Property, land and equipment...................................................................        1,537,675
         Goodwill.......................................................................................        5,360,810
         Convertible note due to seller.................................................................       (7,296,500)
         Other amount due to seller.....................................................................         (513,000)
         Issuance of common stock.......................................................................          (53,500)
                                                                                                            -------------
         Net cash used to acquire Advanced Textiles, Inc................................................    $     294,512
                                                                                                            =============

    During 1995, the Company entered into a capital lease obligation amounting to $6,288 for telephone equipment.

    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature Of Business

         Brunswick Technologies, Inc. is a developer and manufacturer of stitchbonded engineered composite reinforcement fabrics made from glass, carbon and other fibers. Its products are used in a diverse range of products, including those used in the marine, automotive, construction, and transportation industries.

         Principles of Consolidation

         The Consolidated Financial Statements include the accounts of Brunswick Technologies, Inc. and Advanced Textiles, Inc. (ATI), its wholly-owned subsidiary. The accounts of ATI are included from October 30, 1996, the date of acquisition. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories

         Inventories   are  stated  at  the  lower  of  standard   cost,   which
approximates the first-in, first-out method, or market.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives as follows:


                                                                      Years
                                                                      -----
         Buildings................................................       30
         Furniture and fixtures...................................     2-15
         Machinery and equipment..................................     7-15
         Vehicles ................................................        5

         Amortization of capitalized leased assets and leasehold improvements is provided on the straight-line method over the shorter of the lease term or the useful life. Interest expense incurred on borrowings used to finance the construction of production machinery is capitalized and included in the cost basis of the asset.

         Expenditures for maintenance, repairs and minor replacements are charged to operations while expenditures for major replacements and betterments are added to the property, plant and equipment accounts. When fixed assets are retired or otherwise disposed of, the asset cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in income.

         Research and Development

         Expenditures for research and development are charged to operations as incurred.

         Patents

         Costs associated with securing patents for the Company's products are capitalized and amortized over the shorter period of 17 years, or the estimated useful life.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Grants

         The Company recognizes revenues from cost reimbursement grants from government agencies as reimbursable expenses are incurred.

         Stock Split and Authorized Shares

         On January 6, 1997, the Board of Directors approved a 33 to 1 stock split of the Company's common stock to be effective immediately prior to the effective date of the registration statement for the Company's initial public offering on February 5, 1997 (see Note 12). All share and per share amounts have been retroactively restated to reflect this stock split. In addition, on August 14, 1996 the Board and the shareholders approved an increase in the authorized shares of common stock to 20,000,000 shares, to be effective immediately prior to the effective date of the registration statement. The Board and the shareholders also authorized the creation of a new undesignated class of preferred stock consisting of 1,000,000 shares, $10 par value.

         Pro Forma Earnings per Common Share

         Earnings per share has been presented on a pro forma basis after giving effect to the conversion of the outstanding preferred stock (See Note 12) plus when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants.

         The following table presents information necessary to calculate pro forma earnings per share:

                                                        Years Ended
                                                        December 31,
                                                  ------------------------
                                                     1995         1996
                                                  ----------    ----------

      Net Income...............................    $ 906,505    $  593,397
                                                   =========     =========
      Pro forma earnings per common share......    $    0.26    $     0.17
                                                   =========    ==========
      Common shares outstanding:
      Weighted average common shares...........      280,830       297,140
      Common share equivalents.................      630,335       651,882
      Conversion of preferred stock............    2,337,192     2,337,192
      Preferred stock dividend.................      211,088       211,088
      Directors' stock grants..................        1,000         1,000
                                                   ---------     ---------
      Adjusted shares outstanding..............    3,460,445     3,498,302
                                                   =========     =========

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Fair Value of Financial Instruments

         At December 31, 1996, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1996 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

         Goodwill

         Goodwill,   which  represents  the  excess  of  the  cost  of  the  ATI acquisition over the fair value of ATI's net assets at the date of acquisition, is being amortized over 20 years.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Impairment Accounting

         The Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121) in 1996. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change. The Company's policy on impairment prior to the adoption of SFAS No. 121 was not materially different.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 128 will require a change in how the Company calculates earnings per share and SFAS No. 129 will require disclosure of certain information about the Company's capital structure. The requirements of these pronouncements are effective for the Company's fiscal year ending December 31, 1997 and the impact of these statements on the Company's financial statements has not yet been determined.

         Reclassifications

         Certain prior year amounts primarily relating to the preferred stock have been reclassified to conform with the presentation used in the 1996 financial statements. Pursuant to Securities and Exchange Commission regulations, the convertible preferred stock has been reclassified outside of stockholders' equity and accrued dividends and an increase in the preferred stock carrying value based on anticipated redemption value have been recorded. As a result, the accumulated deficit has increased by $526,030, $531,813 and $519,679 for 1994, 1995 and 1996, respectively.

2.       ACQUISITION OF ADVANCED TEXTILES, INC.

         On October 30, 1996, the Company acquired ATI, a subsidiary of Burlington Industries, Inc. for a total acquisition cost of $8,539,000, payable through the issuance of a note for $7,296,500 convertible into the Company's common stock at $9.50 per share; deferred cash payments discounted to $513,000; the issuance of common stock valued at $53,500 to a minority shareholder in ATI; cash payments of $351,000; and acquisition costs of $325,000. The acquisition is being accounted for under the purchase method of accounting. The fair market value of the assets acquired is estimated at $3,178,000, resulting in goodwill of $5,361,000 which amount will be amortized over 20 years.

         Pro forma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1995 are as follows:


                                          Years Ended
                                          December 31,
                                --------------------------------
                                    1995                1996
                                -------------      -------------
                            (in thousands, except per share amounts)

       Net sales                $      26,444      $      28,475
                                =============      =============
       Net income               $       2,804      $         686
                                =============      =============
       Earnings per share       $        0.81      $        0.20
                                =============      =============

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

3.       INVENTORIES

         Inventories consist of the following components:


                                                         December 31,
                                                  -----------------------------
                                                      1995           1996
                                                  ------------     -----------
                         Raw materials            $    450,447     $    576,275
                         Work in process               324,772          653,026
                         Finished goods                654,645        2,033,549
                                                  ------------     ------------
                                                  $  1,429,864     $  3,262,850
                                                  ============     ============

4.       DEBT

         Long term debt consists of the following:
                                                           December 31,
                                                   ----------------------------
                                                        1995            1996
                                                   ------------      ----------

5.75% note payable to a financial
   institution, paid in full in January 1997      $     13,133     $      9,095
Equipment term loan payable to a bank, paid
   in full in February 1997                          1,100,000        1,425,414
9.50% convertible subordinated note incurred
   in the purchase of ATI                                   -         7,296,500
Non-interest bearing obligation incurred in
   the purchase of ATI,  discounted at 8.25%                -           420,053
                                                  ------------      ------------
                                                     1,113,133        9,151,062
Less current installments                             (109,162)        (297,758)
                                                  ------------      ------------
Long term debt, excluding current installments    $  1,003,971      $ 8,853,304
                                                  ============      ============

         The schedule of maturities of long-term debt (adjusted to reflect payments actually made in 1997) at December 31, 1996, are as follows:

       1997.........................................   $       5,182,759
       1998.........................................             100,000
       1999.........................................             100,000
       2000.........................................             120,054
       2001.........................................                   0
       Thereafter...................................           3,648,250
                                                       -----------------
                                                       $       9,151,063
                                                       =================


         In May 1996, the Company renegotiated its existing debt facility with a bank. The new agreement increased the Company's line of credit from $1 million to $1.5 million and increased an equipment line of credit from $1.1 million to $1.8 million. In December 1996 the Company increased the line of credit by $1.0 million to $2.5 million and pledged the accounts receivable and inventory of ATI as collateral. The loan was paid in full in February 1997 with a portion of the IPO proceeds (see Note 12). Borrowings under the line of credit are based on 75% of eligible accounts receivable and 50% of eligible inventory. At the Company's option, interest is charged at either the bank's prime rate or the London Interbank Borrowing Rate (LIBOR), plus 1.75%. There is a commitment fee of 0.125% on any unused balance. At December 31, 1996, borrowings under the line of credit amounted to $1,179,968. The weighted average interest rate of borrowings outstanding at December 31, 1996, was 8.25%. The line of credit expires on June 1, 1997.

         Under the equipment term line of credit loan, the bank will advance 75% of equipment cost to be acquired up to a total loan of $1.8 million. At the Company's option, interest is charged at either the bank's prime rate or LIBOR, plus 2.25%. At December 31, 1996, the Company had elected a nine month LIBOR rate to be effective through March 1, 1997 and which equals 8% including the 2.25% mark up. This loan was paid in full on February 10, 1997.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

4.       DEBT, CONTINUED

         The terms of the convertible subordinated note required payment of $3,648,250 of the principal within seven months after the completion of the Company's initial public offering; this amount was paid in February 1997 (see
Note 12). The remaining principal amount of the convertible note will be payable on October 30, 2002 and October 30, 2003. On the earlier date, the Company is required to pay 50% of the then outstanding principal plus any additional amount permitted under any of the Company's future existing financial covenants with its senior lenders. On October 30, 1997, the note becomes convertible into the equivalent amount of the Company's common stock at $9.50 per share.

         The non-interest bearing obligation is payable as follows: $100,000 was paid on December 15 1996; and $100,000 is due annually on December 15 until the entire obligation is paid. In addition, the annual payment may be increased by an amount equal to at least $100,000 based on certain income tax effects experienced by the Company. The obligation has been discounted at 8.25%.

5.       LEASES

         Commencing January 1, 1996, the Company began leasing a newly constructed manufacturing facility. The lease term is for ten years with an option to renew for an additional five years. The Company has the option to purchase the facility at fair market value at any time between the end of the fifth year of the lease and the end of the lease. In connection with the vacating of its former facility in December 1995, the Company recorded $150,000 as its estimated cost to make repairs to the premises as specified in its lease agreement. However, this estimate was not realized and $147,545 was reversed in June 1996. In connection with the relocation to its new facility, the Company has recorded a separate operating expense for the cost of the move, which includes the rental expense for the old facility for the six months through June 30, 1996. The Company also has operating leases for equipment and a vehicle. Total rental expense under all operating leases was $164,293, $176,558, and $288,454 for the years ended December 31, 1994, 1995, and 1996 respectively.

         At  December  31  1996,   future   minimum  lease  payments  under  all
non-cancelable leases are as follows:

                                                               Operating
                                                                Leases
                                                            -------------
          1997...........................................   $     184,065
          1998...........................................         181,500
          1999...........................................         181,500
          2000...........................................         181,500
          2001...........................................         181,500
          Thereafter.....................................       1,778,500
                                                            -------------
          Minimum future lease payments..................   $   2,688,565
                                                            =============

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

6. CONVERTIBLE PREFERRED STOCK (SEE ALSO NOTE 12 OF NOTES TO FINANCIAL
   STATEMENTS)

         The Company's convertible preferred stock, no par value consists of four series whose activity is shown in the following table:

                                                                                                                   Total
                                                                                                                Convertible
                             Series AA           Series BB            Series C               Series D          Preferred Shares
                             ---------           ---------            --------               --------          ----------------
                           Shares   Amount   Shares       Amount   Shares    Amount      Shares     Amount     Shares     Amount
                           ------   ------   ------       ------   ------    ------      ------     ------     ------     ------

Balance at December
   31, 1993                3,657   $264,170  33,167   $1,926,929   18,000  $1,056,032   16,000   $1,764,556    70,824   $5,011,687
Accrual of preferred
   stock dividend                    18,285              165,835                90,000              176,000                450,120
Accretion of preferred
   stock redemption value      -     34,465      -       18,432        -        7,031       -        15,982        -        75,910
                           ------  --------  ------  ----------    ------  ----------   ------   ----------    ------   ----------
Balance at December
   31, 1994                3,657    316,920  33,167   2,111,196    18,000   1,153,063   16,000    1,956,538    70,824    5,537,717

Accrual of preferred
   stock dividend                    18,285             165,835                90,000               176,000                450,120
Accretion of preferred
   stock redemption value      -     39,818     -        18,650        -        7,089       -        16,136        -        81,693
                           ------  --------  ------  ----------    ------  ----------   ------   ----------    ------   ----------
Balance at December
    31, 1995                3,657   375,023  33,167   2,295,681    18,000   1,250,152   16,000    2,148,674    70,824    6,069,530

Accrual of preferred
   stock dividend              -     18,285     -       165,835        -       90,000       -       176,000        -       450,120
Accretion of preferred
   stock redemption value      -     35,869     -        15,080        -        5,715       -        12,895        -        69,559
                            -----  --------  ------  ----------    ------  ----------    ------  ----------    ------   ----------
Balance at December
   31, 1996                 3,657  $429,177  33,167  $2,476,596    18,000  $1,345,867    16,000  $2,337,569     70,824  $6,589,209
                            =====  ========  ======  ==========    ======  ==========    ======  ==========     ======  ==========

Liquidation preference at
  December 31, 1996              $457,125            $2,487,525            $1,350,000            $2,346,667           $6,641,317


         Shares of all series of preferred stock are entitled to cumulative dividends at the rate of 10% per annum of the original issue price. In addition, shares of preferred stock have a liquidation preference. On February 10, 1997, the date of the closing of the Company's initial public offering, all of the Company's four series of outstanding preferred stock were converted to 2,337,912 shares of common stock. In addition, holders of shares of preferred stock received 211,088 shares of common stock in payment of accrued dividends of $2,005,342 as of the date of conversion.

7.       CAPITAL STOCK

         The Company has three employee stock option plans, one each established in 1991, 1994 and 1997. The plans reserve for issuance a total of 990,000 common shares. Options granted prior to June 29, 1995 vest at a rate of 20% per year beginning on the date of the grant. Options granted on June 29, 1995 and after vest at 20% per year beginning one year after the date of grant. All the shares available in the 1991 and 1994 plans have been granted. The Company's 1997 Equity Incentive Plan was adopted by the Board of Directors on January 22, 1997 and approved by the shareholders at a meeting held on January 23, 1997. A total of 421,740 shares of Common Stock have been reserved for awards under the 1997 Plan. Pursuant to the 1997 Plan, a committee of the Board of Directors is authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or similar securities defined thereunder, all in its discretion, to key individuals, consultants and directors of the Company or one of its affiliates.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

7.       CAPITAL STOCK, CONTINUED

         A summary of changes in common stock options during 1994, 1995, and 1996 is:

                                                              Weighted average
                                                    Shares     exercise price
                                                   --------    ---------------
Outstanding grants at December 31, 1993.........   435,039           $0.54
Granted.........................................    16,500           $1.52
Exercised.......................................       -
Canceled........................................       -
                                                   -------
Outstanding grants at December 31, 1994.........   451,539           $0.58
Granted.........................................    83,325           $1.52
Exercised.......................................   (13,035)          $0.27
Canceled........................................    (4,290)          $1.10
                                                   -------
Outstanding grants at December 31, 1995.........   517,539           $0.74
Granted.........................................     9,900           $9.50
Exercised.......................................    (6,600)          $0.03
Canceled........................................     -                 -
                                                   -------
Outstanding grants at December 31, 1996.........   520,839           $0.91
                                                   =======
Shares exercisable at December 31, 1994.........   308,319
                                                   =======
Shares exercisable at December 31, 1995.........   363,429
                                                   =======
Shares exercisable at December 31, 1996.........   408,969
                                                   =======


         The weighted average grant date fair values of options granted during 1995 and 1996 were $0.42 and $2.64, respectively and the range of exercise prices of all outstanding options at December 31, 1996 was $0.03 to $1.52.

         In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation." This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                  1995                 1996
                                            --------------       --------------
  Net income:              As reported      $      906,505       $      593,397
                                            ==============       ==============
                           Pro forma        $      904,962       $      585,920
                                            ==============       ==============

  Earnings per share:      As reported      $         0.26       $         0.17
                                            ==============       ==============
                           Pro forma        $         0.26       $         0.17
                                            ==============       ==============

         The fair value of stock options in the pro forma accounts for fiscal 1995 and 1996 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant at its minimum value using the following weighted-average assumptions for both 1995 and 1996:
risk-free interest rate of 6.5%, expected life of five years and no dividend yield.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

7.       CAPITAL STOCK, CONTINUED

         Through the date of the Company's IPO, the plans have provided for, at the option of the Company, the repurchase of stock held by employees when they terminate service with the Company. In 1995, the Company repurchased 3,300 common shares at $1.52 per share from a former employee. These shares are held by the Company and recorded as Treasury Stock at their cost of $5,000.

         In conjunction with the issuance of the preferred stock, the Company has issued warrants for the purchase of its common stock. Each warrant is exercisable for one share of common stock. In 1995, warrants were exercised to purchase 4,653 common shares at $3.03 per share. At December 31, 1996, the Company had 211,200 warrants outstanding at an exercise price of $1.52 per warrant, which expire on or before December 31, 1997.

8.       CONCENTRATION OF CREDIT RISK

         The  Company  utilizes a  national  distribution  system  that sells to approximately 600-700 end users. Four individual distributors accounted for approximately 89%, 78% and 76% of the Company's 1994, 1995 and 1996 revenues, respectively. The same distributors also represent the aforementioned percentages of the Company's respective account receivable balances at December 31, 1994, 1995 and 1996.

9.       INCOME TAXES

         Income tax benefit (expense) consists of the following:

                                                   For the Years Ended
                                                      December 31,
                                        --------------------------------------
                                            1994          1995         1996
                                        -----------    ----------  -----------
  Current:
  Federal.............................  $     -        $(120,200)    $(103,000)
  State...............................        -          (32,000)       (3,000)
                                        -----------    ---------   -----------
                                              -         (152,200)     (106,000)
                                        -----------    ----------  ------------

  Deferred:
  Federal.............................        -           214,600      (36,000)
  State...............................        -            59,500     (193,000)
                                        -----------    ----------  ------------
                                              -           274,100     (229,000)
                                        -----------    ----------  ------------
       Total tax benefit (expense)....  $     -        $  121,900  $  (335,000)
                                        ===========    ==========  ============

The actual income tax benefit (expense) differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                     For the Years Ended
                                                         December 31,
                                        ---------------------------------------
                                            1994           1995        1996
                                        ------------   -----------  -----------
      Computed expected income tax...   $  (107,000)   $ (267,000) $  (315,000)
      State income taxes.............       (18,000)      (47,000)     (54,000)
      Change in valuation allowance...      138,000       439,100           -
      Other...........................      (13,000)       (3,200)      34,000
                                        -----------    ----------  ------------
      Total tax benefit (expense)....   $       -      $  121,900  $  (335,000)
                                        ===========    ==========  ============

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

9.       INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following at:
                                                           December 31,
                                                      ----------------------
                                                       1995          1996
                                                      --------     ---------
Deferred tax assets (liabilities):
     Reserve.......................................    $ 70,900    $  23,000
     Other.........................................      42,000       66,000
     Net operating loss carryforward...............     303,000      171,000
     Alternative minimum tax credit carryforward...     152,200      283,000
     Compensation..................................      26,000       29,000
     Other.........................................      36,000       31,100
     Depreciation and amortization.................    (356,000)    (558,000)
                                                       --------    ---------
           Net deferred tax assets.................    $274,100    $  45,100
                                                       ========    =========
     Current deferred tax assets...................    $306,700    $ 167,000
                                                       ========    =========
     Non-current deferred tax liabilities..........    $(32,600)   $(121,900)
                                                       ========    =========


         As of December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $427,000, which expire at various dates through 2006. Under Internal Revenue Code Section 382, utilization of net operating loss carryforwards may be limited in the event of changes in the ownership structure of the Company. Such a change occurred in 1990, and the net operating loss carryforwards are limited for utilization at approximately $95,000 per year. In addition, the Company has alternative minimum tax credit carryforwards of approximately $283,000 which have no expiration date. At December 31, 1994, the Company had a net deferred tax position which was offset by a valuation allowance of $439,100 due to uncertainties about the ultimate realization of net operating loss carryforwards. At December 31, 1995, the Company was still in a deferred tax asset position and no valuation allowance was recorded as current year utilization of net operating loss carryforwards and projected utilization in the future of such carryforwards removed material uncertainties about the ultimate realization of the deferred tax assets.

10.      RELATED PARTY

         The Company purchases over half of its raw materials inventory from a stockholder. For the years ended December 31, 1994, 1995 and 1996, purchases of raw materials were $4,911,399, $7,809,567 and $8,548,954 respectively. At December 31, 1995, and 1996, the Company had due this stockholder, $1,529,678 and $1,044,559, respectively, for purchases of raw materials. In addition, the Company was obligated under a non-interest bearing note payable to the stockholder, payable in quarterly installments of $17,500 through April 1997. Amounts due under this note at December 31, 1995 and 1996 were $102,500 and $32,500, respectively. The note is collateralized by certain equipment.

11.      NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY (NIST) GRANT

         The Company is a participant in a consortium to develop a manufacturing competency to replace wood, steel, and concrete with high performance composites. The project has been awarded a grant by NIST whereby 50% of the project's costs will be reimbursed. In 1995, the Company incurred project eligible costs of $201,936 and applied for reimbursement of $100,968, for which the Company has recorded miscellaneous income of $66,742 and reduced cost of goods sold by $34,226. In 1996 the Company incurred project eligible costs of, and applied for reimbursement for, $426,070, for which the Company has recorded miscellaneous income of $332,432 and reduced cost of goods sold by $93,638.

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

12.      SUBSEQUENT EVENT

         On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,500,000 shares, with 1,700,000 new shares being sold by the Company and 800,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per shares with proceeds to the Company, after offering expenses, of approximately $14 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note plus accrued interest thereon (see Note 4). With the remaining proceeds, the Company also paid off the balance of its bank debt, approximately $2.6 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1 million) were offset against the stockholders' equity upon completion of the offering.

         Pursuant to the terms of the preferred stock agreements, the outstanding shares of preferred stock were automatically converted to common stock, on the consummation of the Company's initial public offering. As a result, 70,824 shares of preferred stock were converted to 2,337,192 shares of common stock. In addition, on August 14, 1996, the Board of Directors approved the issuance of common stock in lieu of cash payment of the cumulative preferred dividend. This resulted in an additional 211,088 shares of common stock being issued to holders of preferred stock as of the closing of the offering. In addition, the Board approved the grant of stock to Directors totaling 1,000 shares, to be issued at the closing of the offering. The following pro forma information has been included to reflect the conversion of the outstanding preferred stock to common stock, the issuance of additional shares of common stock in lieu of payment of a cumulative cash dividend, and directors' stock grants.


                                                              Actual at                     Pro Forma
                                                             December 31,   Pro Forma      December 31,
                                                               1996         Adjustments       1996
                                                             ----------    -----------      -----------

Convertible preferred stock..............................   $ 6,589,209    $(6,589,209)    $      -
                                                            ===========    ===========     ============
Stockholders' (deficit) equity:
Preferred stock, $10, par value actual and pro forma;
     1,000,000 shares authorized and none outstanding
      actual and pro forma........................                -                -              -
Common stock, par value $0.0001 actual and pro forma;
     20,000,000 shares authorized actual and pro forma;
     301,624 shares outstanding, actual 2,850,904 shares
     outstanding pro forma...............................            30            255              285
Additional paid-in-capital...............................       463,989      6,588,954        7,052,943
Treasury stock, 3,300 shares at cost.....................        (5,000)         -               (5,000)
Accumulated deficit......................................    (2,702,960)         -           (2,702,960)
                                                            ------------    -----------     -----------
                                                            $(2,243,941)    $ 6,589,209     $ 4,345,268
                                                            ============    ===========     ============

Item 9.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         In July 1995, the Company advised KPMG Peat Marwick LLP ("Peat Marwick") that it would no longer retain the firm as independent accountants due to the closing of Peat Marwick's office in Portland, Maine. The reports of Peat Marwick for the previous years (1994 and 1993) did not contain any adverse opinions or a disclaimer of opinions, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company's Audit Committee and approved by the full Board of Directors. During the periods reviewed by Peat Marwick there were no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Peat Marwick, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Coopers & Lybrand L.L.P. was engaged by the Company as its independent accountants in July 1995.


                                    PART III

Items 10, 11, 12 and 13.

         The Company incorporates by reference in response to these items its 1997 Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 1997, to be filed with the SEC.


                                     PART IV
Item 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)      Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1995 and 1996.

Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Cash Flow for the years ended December 31, 1994, 1995 and 1996.

Notes to Consolidated Financial Statements

Financial Statements Schedules: Schedules are omitted because not applicable or not required by Regulation S-X.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

Exhibit No.                Description of Exhibit
-----------                ----------------------
  *3.1                     Amended and Restated Articles of Incorporation of the Registrant.
  *3.2                     Third Restated Bylaws of the Registrant.
  *4.1                     Amended and Restated Registration Rights Agreement dated August 25, 1993.
  *4.2                     Amendment No. 1 to the Registration Rights Agreement dated October 30, 1996.
  *4.3                     Amendment No. 2 to the Registration Rights Agreement dated October 30, 1996.
  *4.4                     Form of Josephthal Warrant.
  *4.5                     Specimen stock certificate for shares of Common Stock.
  *4.6                     Amendment No. 3 to Registration Rights Agreement dated February 3, 1997.
  *10.1                    Loan Agreement between the Registrant and Fleet Bank of Maine dated May 30, 1996.
  *10.2                    Security Agreement between the Registrant and Fleet Bank of Maine dated May 30, 1996.
  *10.3                    Demand Note in favor of Fleet Bank of Maine dated May 30, 1996.
  *10.4                    Supply Agreement between the Registrant and Vetrotex CertainTeed Corp. dated August 25, 1993
                           (confidential portions of which have been omitted and
                           filed  separately with the Commission under a request
                           for confidential treatment pursuant to Rule 406 under
                           the Securities Act).
  *10.5                    Private Activity Bond Requirements Certificate of Brunswick Technologies, Inc. dated December
                           1, 1995.
  *10.6                    Lease Agreement between the Registrant and Brunswick Development Corporation dated August 1,
                           1995.
  *10.7                    Collaborative Agreement between the Registrant and E.I. du Pont de Nemours and Company, Inc.,
                           et al.
  *10.8                    Financial Advisory Agreement and Indemnification Agreement between the Registrant and
                           Josephthal Lyon & Ross Incorporated.
  *10.9                    Installment Promissory Note between the Registrant and Vetrotex CertainTeed Corp. dated March
                           31, 1992.
  *10.10                   Security Agreement between the Registrant and Vetrotex CertainTeed Corp. dated March 31, 1992.
  *10.11                   Stock Purchase Agreement among the Registrant, Burlington Industries, Inc. and Peter L. DeWalt
                           dated  October 22, 1996 and First  Amendment to Stock
                           Purchase Agreement dated October 29, 1996.
  *10.12                   Registration Rights Agreement among the Registrant, Burlington Industries, Inc., and Peter L.
                           DeWalt, dated October 30, 1996.
  *10.13                   Employment Agreement between Advanced Textiles, Inc., a subsidiary of the Registrant, and Peter
                           L. DeWalt, dated October 30, 1996.
  *10.14                   Convertible Subordinated Promissory Note made by the Registrant in favor of Burlington
                           Industries, Inc. dated October 30, 1996.
  *10.15                   Recapitalization Agreement among the Registrant and the holders of its common stock.
  *10.16                   Term Note in favor of Fleet Bank of Maine dated May 30, 1996.
  *10.17                   First Amendment to Term Note dated December, 1996.
  *10.18                   First Amendment to Loan Agreement dated December, 1996.
  *10.19                   First Amendment to Demand Note dated December, 1996.
  *10.20                   First Amendment to Security Agreement dated December, 1996.
  *10.21                   1991 Stock Option Plan.
  *10.22                   Amendment No. 1 to 1991 Stock Option Plan.
  *10.23                   1994 Employee Stock Option Plan.
  *10.24                   Amendment No. 1 to 1994 Employee Stock Option Plan.
  *10.25                   1997 Equity Incentive Plan.
  *10.26                   Form of Common Stock Purchase Warrant.
  *10.27                   Form of Amendment No. 1 to Common Stock Puchase Warrant.
  *16                      Letter of KPMG Peat Marwick LLP re change in certifying accountant.
   21                      Registrant's subsidiary
   27                      Financial Data Schedule.
----------
* Previously filed and incorporated by reference to the Registant's Registration Statement on Form S-1
   (File No. 333-10721).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th of March, 1997.
                          BRUNSWICK TECHNOLOGIES, INC.


                                                 By: /s/MARTIN S. GRIMNES
                                                 -------------------------------
                                                 Martin S. Grimnes
                                                 Principal Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

              Signature                                 Title                               Date
              ---------                                 -----                               ----


/s/MARTIN S. GRIMNES                      Principal Executive Officer                     March 26, 1997
------------------------------------      and Director
Martin S. Grimnes


/s/DAVID M. COIT                          Director                                        March 26, 1997
------------------------------------
David M. Coit


/s/WILLIAM M. DUBAY                       President, Principal                            March 26, 1997
------------------------------------      Operating Officer and Director
William M. Dubay


/s/DONALD R. HUGHES                       Director                                        March 26, 1997
------------------------------------
Donald R. Hughes


/s/MAX G. PITCHER                         Director                                        March 26, 1997
------------------------------------
Max G. Pitcher


/s/DAVID E. SHARPE                        Director                                        March 26, 1997
------------------------------------
David E. Sharpe


/s/PETER N. WALMSLEY                      Director                                        March 26, 1997
------------------------------------
Peter N. Walmsley


/s/JOHN P. O'SULLIVAN                     Treasurer and Principal                         March 26, 1997
------------------------------------       Financial and Accounting Officer
John P. O'Sullivan

