Form 10-Q
period 1997-03-31
BRUNSWICK TECHNOLOGIES INC
filed 1997-05-15
CIK 826075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ............ to ...............

                         Commission File Number: 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.
                          ----------------------------


             Maine                                               01-0402052
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


43 Bibber Parkway, Brunswick, ME                                   04011
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


                                  207-729-7792
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The registrant had 4,550,186 shares of Common Stock, $0.0001 par value, outstanding as of May 14, 1997.






                          BRUNSWICK TECHNOLOGIES, INC.



                                      INDEX


                                                                                      Page No.
                                                                                      --------


Part I.    Financial information.

           Item 1.  Financial Statements.

                  Consolidated balance sheets as of December 31, 1996
                       and March 31, 1997.                                              3 - 4

                  Consolidated statements of income for the three months
                       ended March 31, 1996 and 1997.                                       5

                  Consolidated statements of cash flows for the
                       three months ended March 31, 1996 and 1997.                          6

                  Notes to consolidated financial statements.                           7 - 8

                  Report of Independent Accountants.                                        9

           Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                 10

Part II.   Other Information.

           Item 2.  Changes in Securities.                                                 11

           Item 4.  Submission of Matters to a Vote of Security Holders.                   11

           Item 6.  Exhibits and Reports on Form 8-K.                                      11



                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                      December 31,              March 31,
                                        ASSETS                                           1996                     1997
                                        ------                                           ----                     ----
                                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                      $          355          $       6,581
     Accounts receivable, net of allowance for doubtful accounts
          of $38 in 1996 and $42 in 1997                                                     2,619                  3,045
     Inventories                                                                             3,263                  3,479
     Refundable income taxes                                                                    21                      -
     Deferred income taxes                                                                     167                    167
     Other current assets                                                                      300                    198
                                                                                    --------------          -------------
          Total current assets                                                               6,725                 13,470
                                                                                    --------------          -------------

Property, plant and equipment:
     Land and building                                                                         800                    800
     Furniture and fixtures                                                                    356                    388
     Leasehold improvements                                                                     74                     77
     Machinery and equipment                                                                 5,115                  6,226
     Vehicles                                                                                   68                     76
     Machinery under construction                                                            1,041                      -
                                                                                    --------------          -------------
                                                                                             7,454                  7,567

     Less accumulated depreciation                                                          (1,453)                (1,590)
                                                                                    ---------------         --------------
          Net property, plant and equipment                                                  6,001                  5,977
                                                                                    --------------          -------------

Deferred charges                                                                               513                      -
Other assets, net                                                                               86                    273
Goodwill, net                                                                                5,309                  5,235
                                                                                    --------------          -------------

                                                                                    $       18,634          $      24,955
                                                                                    ==============          =============









                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                                      December 31,              March 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1996                    1997
                                                                                         -----                    ----
                                                                                                              (unaudited)
Current Liabilities:
     Bank Overdraft                                                                 $          301          $         226
     Note payable to bank                                                                    1,180                      -
     Current installments of long-term debt                                                    298                    100
     Due to stockholder                                                                      1,045                    198
     Accounts payable - trade                                                                1,785                  1,270
     Accrued expenses                                                                          705                    518
     Income taxes payable                                                                        -                    131
                                                                                    --------------          -------------
         Total current liabilities                                                           5,314                  2,443
                                                                                    --------------          -------------

Long-term debt, excluding current installments                                               8,853                  3,968
Deferred income taxes                                                                          122                    121
Commitments
Convertible preferred stock (liquidation preference of $6,641 in 1996)                       6,589                      -

Stockholder's equity (deficit):
     Preferred stock $10 par value, 1,000,00 shares authorized, none outstanding                 -                      -
     Common stock, $0.0001 par value, 20,000,000 shares authorized,
        301,624 outstanding in 1996 and 4,550,186 outstanding in 1997                            -                      -
     Additional paid in capital                                                                464                 20,900
     Treasury stock, 3,300 shares at cost                                                       (5)                    (5)
     Accumulated deficit                                                                    (2,703)                (2,472)
                                                                                    ---------------         --------------
         Total stockholders' equity (deficit)                                               (2,244)                18,423
                                                                                    ---------------         -------------

                                                                                    $       18,634          $      24,955
                                                                                    ==============          =============















                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                                          Three months ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                         1996              1997
                                                                                       ---------        ---------
                                                                                              (unaudited)

Net Sales                                                                                 $4,744            $7,332

Cost of goods sold (raw material purchased from a stockholder amounted to
   $2,942 and $1,991 in 1996 and 1997, respectively)                                       3,631             5,448
                                                                                  --------------      ------------

              Gross profit                                                                 1,113             1,884

Selling, general and administrative expenses                                                 635             1,232
Research and development expenses                                                            143               107
Moving costs                                                                                 143                 -
                                                                                  --------------      ------------

              Operating income                                                               192               545
                                                                                  --------------      ------------

Other income (expense):
       Interest expense, net                                                                 (26)             (162)
       Miscellaneous, net                                                                     44                87
                                                                                  --------------      ------------

                                                                                              18               (75)
                                                                                  --------------      -------------

              Income before income tax                                                       210               470

Income tax expense                                                                           (75)             (183)
                                                                                  ---------------     -------------

              Net income                                                                     135               287

Preferred stock dividend                                                                    (113)              (48)
Accretion of preferred stock redemption value                                                (17)               (8)
                                                                                  ---------------     -------------

              Net income attributable to common stock                             $            5      $        231
                                                                                  ==============      ============

Earnings per common share (pro forma in 1996)                                     $         0.04      $       0.07
                                                                                  --------------      ------------

Weighted average common shares outstanding (pro forma in 1996)                             3,460             4,352
                                                                                  ==============      ============






                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                          Three months ended
                                                                                                March 31,
                                                                                     ---------------------------
                                                                                         1996             1997
                                                                                     ------------    -----------
                                                                                              (unaudited)

Cash flows from operating activities:
     Net income                                                                   $        135      $        287
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:

           Depreciation and amortization                                                   101               211
           Deferred taxes                                                                    -                (1)
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                   502              (426)
              Increase in inventories                                                     (755)             (216)
              Decrease in refundable income taxes                                            -                21
              Decrease (increase) in other current assets and other assets                  16               (85)
              (Decrease) in due to stockholder                                               -              (847)
              (Decrease) increase in other accounts payable and accrued expenses           535              (702)

              Increase in income taxes payable                                               -               131
                                                                                  ------------      ------------

                      Net cash (used in) provided by operating activities                  534            (1,627)
                                                                                  ------------      -------------

Cash flows from investing activities:

     Purchases of property, plant and equipment                                           (212)             (113)
                                                                                  -------------     -------------

                      Net cash used in investing activities                               (212)             (113)
                                                                                  -------------     -------------

Cash flows from financing activities:

     Bank overdraft                                                                        167               (75)
     Net repayments under line of credit                                                     -            (1,180)
     Issuance of common stock, net of offering costs                                         -            14,304
     Repayment of long-term debt                                                           (20)           (5,083)
                                                                                  -------------     -------------

                      Net cash provided by financing activities                            147             7,966
                                                                                  ------------      ------------

                      Net increase in cash                                                 469             6,226

Cash at beginning of period                                                                107               355
                                                                                  ------------      ------------

Cash at end of period                                                             $        576      $      6,581
                                                                                  ============      ============

Non-cash items:
       In February 1997, convertible preferred stock and accrued dividends were converted into common stock (see Note 2 of Notes to Financial Statements).


                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

                  The consolidated financial statements include the accounts of Brunswick Technologies, Inc. (BTI) and Advanced Textiles, Inc. (ATI), its wholly owned subsidiary. The accounts of ATI are included from October 30, 1996, the date of acquisition. Therefore, the March 31, 1996 financial statements included herein exclude the accounts of ATI. All intercompany transactions have been eliminated.

                  Earnings per share has been presented on a pro forma basis for 1996 after giving effect to the conversion of the preferred stock outstanding prior to their conversion into common stock on February 10, 1997, as well as to the 33 to 1 stock split of common stock on February 5, 1997, in connection with the Company's initial public offering (see
         Note 2 of Notes to Financial Statements). The following table represents information necessary to calculate earnings per share:

                                                            March 31,
                                                      1996           1997
                                                   ----------     ---------
                                                     (in thousands, except
                                                       per share amounts)

Net income                                             $    135    $    287
                                                       ========    ========

Earnings per common share (pro forma in 1996)          $  0.04    $    0.07
                                                       =======    =========

Common shares outstanding:
     Weighted average common shares                         281       3,700
     Common share equivalents                               630         652
     Conversion of preferred stock                        2,337           -
     Preferred stock dividend                               211           -
     Directors' stock grants                                  1           -
                                                       --------  ----------

     Weighted average shares outstanding
      (pro forma in 1996)                                 3,460       4,352
                                                       ========  ==========

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INITIAL PUBLIC OFFERING

                  On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,675,000 shares, with 1,700,000 new shares being sold by the Company and 975,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after offering expenses, of approximately $13.7 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note plus accrued interest thereon. With the remaining proceeds, the Company also paid off the balance of its bank debt of approximately $2.9 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1.3 million) were offset against stockholders' equity upon completion of the offering.

                  Pursuant to the terms of the preferred stock, the outstanding shares of preferred stock were automatically converted to common stock on the consummation of the Company's initial public offering. As a result, 70,824 shares of preferred stock were converted to 2,337,192 shares of common stock. In addition, on August 14, 1996, the Board of Directors approved the issuance of common stock in lieu of cash payment of the cumulative preferred dividend. This resulted in an additional 211,088 shares of common stock being issued to holders of preferred stock as of the offering. In addition, the Board approved the grant of stock to new Directors totaling 1,000 shares, which were issued at the closing of the offering.


3.       INVENTORIES:

         Inventories consist of the following components:

                                           December 31,           March 31,
                                              1996                  1997
                                              ----                  ----
                                                                 (unaudited)
                                                     (in thousands)

Raw materials                            $           576      $          712
Work-in-process                                      653                 635
Finished goods                                     2,034               2,132
                                         ---------------      --------------

                                         $         3,263      $        3,479
                                         ===============      ==============


4.       NEW ACCOUNTING PRONOUNCEMENTS:

                  During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which will require a change in how the Company calculates earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The statement requires dual presentation of basic and diluted earnings per share on the consolidated statements of income. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128 and Securities and Exchange Commission regulations, basic earnings per share would have been $0.05 and $0.08 per share for the three months ended March 31, 1996 and 1997, respectively. Diluted earnings per share would have been equivalent to the amounts reported in the statements of income.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. as of March 31, 1997, and the related consolidated statements of income and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 31, 1996 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all materials respects, in relation to the statement of financial position from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/  Coopers & Lybrand L.L.P.

Portland, Maine
April 28, 1997

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997 RESULTS.

GENERAL

         As a result of the October 30, 1996, purchase of Advanced Textiles, Inc. (ATI) from Burlington Industries (see Note 1 of Notes to Financial
Statements), the operations of ATI for the 1997 period are included in the Consolidated Statements of Income and Cash Flow for the three months ended March 31, 1997, and ATI's net assets are included in the March 31, 1997 and December 31, 1996 Consolidated Balance Sheets.

RESULTS OF OPERATIONS

         Net sales increased by $2,563,000 or 54% in 1997. Pounds sold were 4,810,952 in the first quarter of 1997 versus 3,360,067 in the corresponding period in 1996.

         Gross margin was 25.7% of net sales in the first three months of 1997 versus 23.5% the corresponding period in 1996. The increase is due primarily to the addition of the operations of ATI whose products, in general, have higher gross margins.

         Operating expenses increased $418,000 in the first quarter of 1997, primarily as a result of $568,000 of operating expense attributable to ATI (including goodwill amortization of $66,000). Offsetting this increase was $143,000 of moving expenses incurred in 1996 but not in 1997. Non-operating expense amounted to $75,000 in the first quarter of 1997. This amount was composed of $162,000 in interest expense ($136,000 in amounts owed to Burlington Industries, Inc. from the purchase of ATI), reduced by $55,000 in interest income and $22,000 from reimbursement under the Company's federal grant. In the first quarter of 1996, non-operating income amounted to $19,000, which was a combination of $45,000 in reimbursement under the federal grant offset by $26,000 in the interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow activities for the quarter are reflected in the consolidated Statements of Cash Flows. The Company's liquidity and capital resources were favorably impacted by its initial public offering in February 1997, when it sold 1,700,000 newly issued shares at $9.50 per share to the public. After selling commissions and other expenses, net proceeds to the Company amounted to $13.7 million. With a portion of this amount, the Company paid $3,648,250 of the principal amount due Burlington Industries, Inc. plus interest of $94,954, as well as bank debt amounting to $2,892,960. The Company's funds in excess of that required for normal operating activities are invested in short-term, high-grade governmental and corporate obligations.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         Immediately prior to its initial public offering in February 1997, all shares of the Company's common stock underwent a 33 to 1 stock split, and upon the consummation of the offering, each share of the Company's preferred stock (of all series) converted into 33 shares of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of shareholders on January 23, 1997. At that meeting, the shareholders voted to amend the 1991 Stock Option Plan and 1994 Stock Option Plan to: (i) allow grants to be made to consultants to the Company, in addition to directors and employees; (ii) decrease the maximum aggregate number of shares which may be issued under each of the plans; and
(iii) allow recipients to keep vested options in the event his or her employment, consultant relationship or directorship is terminated, whether voluntarily or involuntarily. The shareholders also voted to adopt the 1997 Equity Incentive Plan, whereby a committee of the Board of Directors is authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or similar securities defined thereunder, all in its discretion, to key personnel, consultants and directors of the Company or one of its affiliates. Further details on this meeting and the actions taken may be found in the Prospectus contained in the Company's Registration Statement on Form S-1 (File No. 333-10721), as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 27.  Financial data schedule.

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Brunswick Technologies, Inc.


                                               by: /s/ John P. O'Sullivan
                                                   Chief Financial Officer
                                                   and Treasurer

Date:  May 14, 1997