Form 10-Q
period 1997-06-30
BRUNSWICK TECHNOLOGIES INC
filed 1997-08-13
CIK 826075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997

[  ]     Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934.

            For the transition period from __________ to ___________

                         Commission File Number: 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.
                          ----------------------------

           Maine                                          01-402052
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


43 Bibber Parkway, Brunswick, ME                            04011
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)


                                  207-729-7792
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         The registrant had 4,722,226 shares of Common Stock, $0.0001 par value, outstanding as of July 31, 1997.






                          BRUNSWICK TECHNOLOGIES, INC.
                          ----------------------------

                                      INDEX
                                     -------
                                                                                             Page No.
                                                                                             --------
Part I.  Financial information.

           Item 1.  Financial Statements

              Consolidated balance sheets as of December 31, 1996
                  and June 30, 1997.                                                          3 - 4

              Consolidated statements of income for the three months
                  ended June 30, 1996 and 1997.                                                   5

              Consolidated statements of income for the six months
                  ended June 30, 1996 and 1997.                                                   6

              Consolidated statements of cash flows for the six months
                  ended June 30, 1996 and 1997.                                                   7

              Notes to consolidated financial statements.                                       8-9

              Report of Independent Accountants.                                                 10

           Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations.                                                          11

PART II.   Other Information.

           Item 4.    Submission of Matters to a Vote of Security Holders.                       12

           Item 6.    Exhibits and Reports on Form 8-K.                                          12

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        December 31,                  June 30,
                            ASSETS                                          1996                        1997
                                                                       ---------------           -------------
                                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                         $         355             $       6,456
     Marketable securities                                                        --                       506
     Accounts receivable, net of allowance for doubtful accounts
        of $38 in 1996 and $48 in 1997                                         2,619                     2,216
     Inventories                                                               3,263                     3,581
     Refundable income taxes                                                      21                        --
     Deferred income taxes                                                       167                       167
     Other current assets                                                        300                       416
                                                                       -------------             -------------
         Total current assets                                                  6,725                    13,342
                                                                       -------------             -------------

Property, plant and equipment:
     Land and building                                                           800                       803
     Furniture and fixtures                                                      356                       443
     Leasehold improvements                                                       74                        80
     Machinery and equipment                                                   5,115                     6,353
     Vehicles                                                                     68                        76
     Machinery under construction                                              1,041                        --
                                                                       -------------             -------------
                                                                               7,454                     7,755

     Less accumulated depreciation                                            (1,453)                   (1,726)
                                                                       --------------            --------------
       Net property, plant and equipment                                       6,001                     6,029
                                                                       -------------             -------------

Deferred charges                                                                 513                        --
Other assets, net                                                                 86                       157
Goodwill, net                                                                  5,309                     5,170
                                                                       -------------             -------------

                                                                       $      18,634             $      24,698
                                                                       =============             =============



                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        December 31,                June 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     1996                      1997
                                                                       ---------------           -------------
                                                                                                  (UNAUDITED)
Current Liabilities:
     Bank Overdraft                                                    $         301             $          --
     Note payable to bank                                                      1,180                        --
     Current installments of long-term debt                                      298                       100
     Due to stockholder                                                        1,045                       235
     Accounts payable - trade                                                  1,785                       604
     Accrued expenses                                                            705                       467
     Income taxes payable                                                         --                       376
                                                                       -------------             -------------
         Total current liabilities                                             5,314                     1,782
                                                                       -------------             -------------

Long-term debt, excluding current installments                                 8,853                     3,968
Deferred income taxes                                                            122                       122
Commitments
Convertible preferred stock (liquidation preferences of
     $6,641 in 1996)                                                           6,589                        --

Stockholders' equity (deficit):
     Preferred stock $10 par value, 1,000,000 shares authorized,
        None outstanding                                                          --                        --
     Common stock, $0.0001 par value, 20,000,000 shares authorized
        301,624 outstanding in 1996 and 4,558,175 outstanding in 1997             --                        --
     Additional paid in capital                                                  464                    20,849
     Treasury stock, 3,300 shares at cost                                         (5)                       (5)
     Accumulated deficit                                                      (2,703)                   (2,018)
                                                                       --------------            --------------
         Total stockholders' equity (deficit)                                 (2,244)                   18,826
                                                                       --------------            -------------

                                                                       $      18,634             $      24,698
                                                                       =============             =============



                     The accompanying notes are an integral
                        part of the financial statements


                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    Three months ended
                                                                                         June 30,
                                                                       ----------------------------------------
                                                                              1996                    1997
                                                                       ----------------            ------------
                                                                                        (unaudited)
Net Sales                                                              $         4,433           $       8,073

Cost of goods sold (raw material purchased from a stockholder
  amounted to $2,091 and $2,226 in 1996 and 1997, respectively)                  3,353                   5,872
                                                                       ---------------           -------------

         Gross profit                                                            1,080                   2,201

Selling, general and administrative expenses                                       689                   1,368
Research and development expenses                                                  157                     159
Moving costs                                                                       (48)                     --
                                                                       ----------------          -------------

         Operating income                                                          282                     674

Other income (expense):
     Interest income                                                                --                      77
     Interest expense                                                              (30)                    (98)
     Miscellaneous, net                                                             49                      50
                                                                       ---------------           -------------

                                                                                    19                      29
                                                                       ---------------           -------------

         Income before income tax                                                  301                     703

Income tax expense                                                                 109                     257
                                                                       ---------------           -------------

         Net income                                                                192                     446

Preferred stock dividend                                                          (113)                     --
Accretion of preferred stock redemption value                                      (17)                     --
                                                                       ----------------          -------------

         Net income attributable to common stock                       $            62           $         446
                                                                       ===============           =============

Earnings per common share (pro forma in 1996)                          $           .06           $         .09
                                                                       ===============           =============

Weighted average common shares outstanding (pro forma in 1996)                   3,492                   5,195
                                                                       ===============           =============

                     The accompanying notes are an integral
                        part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Six months ended
                                                                                        June 30,
                                                                       ---------------------------------------
                                                                              1996                    1997
                                                                       ---------------           -------------
                                                                                      (unaudited)

Net Sales                                                              $         9,177           $      15,405

Cost of goods sold (raw material purchased from a stockholder
  amounted to $5,033 and $4,217 in 1996 and 1997, respectively)                  6,984                  11,320
                                                                       ---------------           -------------

         Gross profit                                                            2,193                   4,085

Selling, general and administrative expenses                                     1,324                   2,600
Research and development expenses                                                  300                     266
Moving costs                                                                        95                      --
                                                                       ---------------           -------------

         Operating income                                                          474                   1,219

Other income (expense):
     Interest income                                                                --                     132
     Interest expense                                                              (56)                   (260)
     Miscellaneous, net                                                             93                      82
                                                                       ---------------           -------------

                                                                                    37                     (46)
                                                                       ---------------           --------------

         Income before income tax                                                  511                   1,173

Income tax expense                                                                 184                     441
                                                                       ---------------           -------------

         Net income                                                                327                     732

Preferred stock dividend                                                          (113)                    (48)
Accretion of preferred stock redemption value                                      (22)                     (8)
                                                                       ----------------          --------------

         Net income attributable to common stock                       $           192           $         676
                                                                       ===============           =============

Earnings per common share (pro forma in 1996)                          $           .09           $         .16
                                                                       ===============           =============

Weighted average common shares outstanding (pro forma in 1996)                   3,492                   4,711
                                                                       ===============           =============


                     The accompanying notes are an integral
                        part of the financial statements


                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                    Six months ended
                                                                                         June 30,
                                                                       ----------------------------------------
                                                                             1996                      1997
                                                                       ----------------           -------------
                                                                                       (unaudited)
Cash flows from operating activities:
     Net income                                                        $           327           $         732
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:

         Depreciation and amortization                                             202                     385
         Deferred taxes                                                            134                      --
         Changes in assets and liabilities:
              Decrease in accounts receivable                                      590                     403
              (Increase) in inventories                                         (1,200)                   (318)
              Decrease in refundable income taxes                                   16                      21
              Decrease in other current assets
                and other assets                                                   (36)                   (187)
              (Decrease) in due to stockholder                                    (395)                   (810)
              (Decrease) in other accounts payable and
                accrued expenses                                                  (355)                 (1,419)
              Increase in income taxes payable                                      (9)                    376
                                                                       ----------------          -------------

                Net cash (used in) provided by operating activities               (726)                   (817)
                                                                       ----------------          --------------

Cash flow from investing activities:

     Purchases of property, plant and equipment                                   (328)                   (274)

     Marketable investments                                                         --                    (506)
                                                                       ---------------           --------------

                Net cash used in investing activities                             (328)                   (780)
                                                                       ----------------          --------------

Cash flows from financing activities:

     Bank overdraft                                                                226                    (301)
     Proceeds from (net repayments) under line of credit                           387                  (1,180)
     Issuance of common stock, net of offering costs                                --                  14,262
     Proceeds from (repayment) of long-term debt                                   288                  (5,083)
     Other                                                                          36                      --
                                                                       ---------------           -------------

                Net cash provided by financing activities                          937                   7,698
                                                                       ---------------           -------------

                Net increase (decrease) in cash                                   (117)                  6,101

Cash at beginning of period                                                        118                     355
                                                                       ---------------           -------------

Cash at end of period                                                  $             1           $       6,456
                                                                       ===============           =============

Non cash items:
     In February 1997, convertible preferred stock and accrued dividends were converted into common stock (see Note 2 of Notes to Financial Statements.

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

                  The consolidated financial statements include the accounts of Brunswick Technologies, Inc. (BTI) and Advanced Textiles, Inc. (ATI), its wholly owned subsidiary. The accounts of ATI are included from October 30, 1996, the date of acquisition. Therefore, the June 30, 1996 financial statements included herein exclude the accounts of ATI. All intercompany transactions have been eliminated.

                  Earnings per share has been presented on a pro forma basis for 1996 after giving effect to the conversion of the preferred stock outstanding prior to their conversion into common stock on February 10, 1997, as well as to the 33 for 1 stock split of common stock on February 5, 1997, in connection with the Company's initial public offering (see Note 2 to Notes to Financial Statements). The following table represents information necessary to calculate earnings per share:

                                                                     3 months ended           6 months ended
                                                                         June 30                 June 30
                                                                         -------                 -------
                                                                    1996         1997        1996       1997
                                                                    ----         ----        ----       ----
                                                                    (in thousands, except per share amounts)

Net income                                                         $  192      $   446      $  327     $  732
                                                                   ======      =======      ======     ======

Earnings per common share (pro forma in 1996)                      $  .06      $   .09      $  .09     $  .16
                                                                   ======      =======      ======     ======

Common shares outstanding:
     Weighted average common shares                                   296        4,552         296      4,066
     Common share equivalents                                         647          643         647        645
     Conversion of preferred stock                                  2,337           --       2,337         --
     Preferred stock dividend                                         211           --         211         --
     Directors' stock grants                                            1           --           1         --
                                                                  -------       ------      ------     ------

     Weighted average shares outstanding (pro forma in 1996)        3,492        5,195       3,492      4,711
                                                                  =======       ======      ======     ======

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

3.       INVENTORIES

         Inventories consist of the following components:

                                             December 31,           June 30,
                                                 1996                 1977
                                                                  (unaudited)
                                                                (in thousands)

         Raw materials                       $       576           $      839
         Work-in-process                             653                  716
         Finished goods                            2,034                2,026
                                             -----------           ----------

                                              $    3,263            $   3,581
                                              ==========            =========


4.       NEW ACCOUNTING PRONOUNCEMENTS

                  During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will require a change in how the Company calculates earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The statement requires dual presentation of basic and diluted earnings per share on the consolidated statements of income. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128 and Securities and Exchange Commission regulations, basic earnings per share would have been $.07 and $.10 per share for the three months ended June 30, 1996 and 1997, respectively and $.11 and $.18 per share for the six months then ended respectively. Diluted earnings per share would have been equivalent to the amounts reported in the statements of income.

                  In June 30, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require separate reporting of changes to stockholders equity, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises existing guidelines for financial reporting for the Company's operations. Both statements are effective for financial statements issued after December 15, 1997, except interim reporting under SFAS No. 131 is not required until the Company's first quarter of 1999. The Company has determined that the requirements of these statements will not have a material effect on the Company's existing financial reporting.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.


         We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and subsidiary as of June 30, 1997, and the related consolidated statements of income for the three month and six month periods ended June 30, 1997 and the related consolidated statement of cash flows for the six month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 31, 1996 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the statement of financial position from which it has been derived.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Portland, Maine
July 18, 1997

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS.

GENERAL

         As a result of the October 30, 1996, purchase of Advanced Textiles Inc.
(ATI) from Burlington Industries (see Note 1 of Notes to Financial Statements), the operations of ATI for the 1997 period are included in the Consolidated
Statements of Income and Cash Flow for the 1997 periods, and ATI's net assets are included in the June 30, 1997 and December 31, 1996 Consolidated Balance Sheets.

         RESULTS OF OPERATIONS

         Second quarter 1997 versus second quarter 1996
         ----------------------------------------------

                  Net sales increased by $3,640,000 or 82% in 1997. Pounds sold were 5,345,133 in the second quarter of 1997 versus 3,156,667 in the corresponding 1996 period.
                  Gross margin was 27.3% of net sales in the second quarter of 1997 versus 24.4% for the 1996 period. The increase is due primarily to the addition of the operations of ATI whose products, in general, have higher gross margins.
                  Operating expenses increased $729,000 in the second quarter of 1997, primarily as a result of $537,000 of operating expense attributable to ATI (including goodwill amortization of $67,000). Also contributing to the increases in operating expense is a $47,842 credit in the 1996 period as a result of a June 1996 reversal of a reserve for facility repair costs created in December 1995 in connection with the Company's move to its new facility. Non-operating income amounted to $29,000 in the second quarter of 1997. This amount was composed of $77,000 of interest income, $38,000 of cash discounts, $25,000 from reimbursement under the Company's federal grant reduced by $98,000 of interest expense ($95,000 on amounts owed to Burlington Industries, Inc. from the purchase of ATI), and $13,000 of miscellaneous expense. In the 1996 quarter, non-operating income amounted to $19,000 as a result of $53,000 from reimbursement under the Company's federal grant reduced by $30,000 of interest expense on bank borrowings and $4,000 of miscellaneous expense.

         Six months 1997 versus six months 1996
         --------------------------------------

                  Net sales increased by $6,227,000 or 68% in 1997. Pounds sold were 10,156,085 in 1997 versus 6,516,734 in the corresponding 1996 period.
                  Gross margin was 26.5% of net sales in 1997 versus 23.9% for the 1996 period. The increase is due primarily to the addition of the operations of ATI whose products, in general, have higher gross margins.
                  Operating expenses increased $1,146,000 in 1997, primarily as a result of $1,104,000 of operating expense attributable to ATI (including goodwill amortization of $139,000). Offsetting this increase was $95,757 of moving expense incurred in 1996 but not 1997. Non-operating expense amounted to $46,000 in 1997. This amount was composed of $132,000 of interest income, $51,000 of cash discounts, $47,000 from reimbursement under the Company's federal grant offset by $260,000 of interest expense ($231,000 on amounts owed to Burlington Industries, Inc. from the purchase of ATI), and $16,000 of miscellaneous expense. In the 1996 period, operating income amounted to $38,000 as a result of $98,000 from reimbursement under the Company's federal grant reduced by $57,000 of interest expense on bank borrowings and $3,000 of miscellaneous expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow activities for the six month period ended June 30, 1997 are reflected in the consolidated Statements of Cash Flows. The Company's liquidity and capital resources were favorably impacted by its initial public offering in February 1997, when it sold 1,700,000 newly issued shares at $9.50 per share to the public. After selling commissions and other expenses net proceeds to the Company amounted to $13.7 million. With a portion of this amount, the Company paid $3,648,250 of the principal note amount due Burlington Industries, Inc. plus interest of $94,954, as well as bank debt amounting to $2,892,960. The Company's funds in excess of that required for normal operating activities are invested in short-term, high-grade governmental and corporate obligations.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held an annual meeting of shareholders on April 29, 1997.

         (b)     Not required.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:

                                           Number of Shares
                                           ----------------

1.       Election of Directors.       For               Withheld Authority
                                      ---               ------------------

         Martin S. Grimnes          2,961,678                 5,000

         William M. Dubay           2,961,678                 5,000

         David M. Coit              2,961,678                 5,000

         Donald R. Hughes           2,961,678                 5,000

         Max G. Pitcher             2,961,678                 5,000

         David E. Sharpe            2,961,678                 5,000

         Peter N. Walmsley          2,961,678                 5,000

2. To Ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company:

                                Number of Shares
                                ----------------

         For:                       2,956,978

         Against:                       4,600

         Abstain:                       5,100



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27.  Financial data schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Brunswick Technologies, Inc.





                                          By: /s/John P. O'Sullivan
                                             -----------------------------------
                                             Chief (Principal) Financial Officer
                                             and Treasurer

Date:  August 13, 1997