Form 10-Q
period 1997-09-30
BRUNSWICK TECHNOLOGIES INC
filed 1997-11-13
CIK 826075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        For the transition period from _________to_________

                         Commission File Number: 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.

            Maine                                        01-402052
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   43 Bibber Parkway, Brunswick, ME                              04011
---------------------------------------      -----------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 207-729-7792
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [x]  Yes    [ ]  No

        The registrant had 4,730,365 shares of Common Stock, $0.0001 par value, outstanding as of October 31,
1997.






                          BRUNSWICK TECHNOLOGIES, INC.


                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.  Financial information.

           Item 1.  Financial Statements

              Consolidated balance sheets as of December 31, 1996
                  and September 30, 1997.                                   3-4

              Consolidated statements of income for the three months
                  ended September 30, 1996 and 1997.                          5

              Consolidated statements of income for the nine months
                  ended September 30, 1996 and 1997.                          6

              Consolidated statements of cash flows for the nine months
                  ended September 30, 1996 and 1997.                          7

              Notes to consolidated financial statements.                  8-10

              Report of Independent Accountants.                             11

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.            12

PART II.   Other Information.

           Item 2.    Changes in Securities and Use of Proceeds.             13

           Item 6.    Exhibits and Reports on Form 8-K.                      13

Signatures                                                                   14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        DECEMBER 31,             SEPTEMBER 30,
                                                                            1996                     1997
                                                                       ---------------           -----------
                                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $         355             $       7,364
     Accounts receivable, net of allowance for doubtful accounts
        of $38 in 1996 and $46 in 1997                                         2,619                     2,867
     Inventories                                                               3,263                     3,258
     Refundable income taxes                                                      21                        --
     Deferred income taxes                                                       167                       225
     Other current assets                                                        300                       464
                                                                       -------------             -------------
         Total current assets                                                  6,725                    14,178
                                                                       -------------             -------------

Property, plant and equipment:
     Land and building                                                           800                       937
     Furniture and fixtures                                                      356                       473
     Leasehold improvements                                                       74                        81
     Machinery and equipment                                                   5,115                     6,511
     Vehicles                                                                     68                        76
     Machinery under construction                                              1,041                        --
                                                                       -------------             -------------
                                                                               7,454                     8,078

     Less accumulated depreciation                                            (1,453)                   (1,868)
                                                                       --------------            --------------
       Net property, plant and equipment                                       6,001                     6,210
                                                                       -------------             -------------

Deferred charges                                                                 513                        --
Other assets, net                                                                 86                       113
Goodwill, net                                                                  5,309                     5,106
                                                                       -------------             -------------

                                                                       $      18,634             $      25,607
                                                                       =============             =============








                     The accompanying notes are an integral
                        part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        DECEMBER 31,            SEPTEMBER 30,
                                                                            1996                    1997
                                                                       ---------------           -----------
                                                                                                 (UNAUDITED)
Current Liabilities:
     Bank Overdraft                                                    $         301             $          --
     Note payable to bank                                                      1,180                        --
     Current installments of long-term debt                                      298                       100
     Due to stockholder                                                        1,045                       225
     Accounts payable - trade                                                  1,785                       720
     Accrued expenses                                                            705                       579
     Income taxes payable                                                         --                       244
                                                                       -------------             -------------
         Total current liabilities                                             5,314                     1,868
                                                                       -------------             -------------

Long-term debt, excluding current installments                                 8,853                     3,968
Deferred income taxes                                                            122                       505
Commitments
Convertible preferred stock (liquidation preferences of
     $6,641 in 1996)                                                           6,589                        --

Stockholders' equity (deficit):
     Preferred stock $10 par value, 1,000,000 shares authorized,
        None outstanding                                                          --                        --
     Common stock, $0.0001 par value, 20,000,000 shares authorized
        301,624 outstanding in 1996 and 4,730,365 outstanding in 1997             --                         1
     Additional paid in capital                                                  464                    20,850
     Treasury stock, 3,300 shares at cost                                         (5)                       (5)
     Accumulated deficit                                                      (2,703)                   (1,580)
                                                                       --------------            --------------
         Total stockholders' equity (deficit)                                 (2,244)                   19,266
                                                                       --------------            -------------

                                                                       $      18,634             $      25,607
                                                                       =============             =============






                     The accompanying notes are an integral
                        part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                       ------------------------------------------
                                                                              1996                      1997
                                                                              ----                      ----
                                                                                        (UNAUDITED)

Net Sales                                                              $         4,246           $       7,603

Cost of goods sold (raw material purchased from a stockholder
  amounted to $2,091 and $2,226 in 1996 and 1997, respectively)                  3,381                   5,682
                                                                       ---------------           -------------

         Gross profit                                                              865                   1,921

Selling, general and administrative expenses                                       715                   1,219
Research and development expenses                                                  102                     152
Moving costs                                                                         5                      --
                                                                       ---------------           -------------

         Operating income                                                           43                     550

Other income (expense):
     Interest income                                                                --                      95
     Interest expense                                                              (45)                    (93)
     Miscellaneous, net                                                            106                     124
                                                                       ---------------           -------------

                                                                                    61                     126
                                                                       ---------------           -------------

         Income before income tax                                                  104                     676

Income tax expense                                                                  38                     230
                                                                       ---------------           -------------

         Net income                                                                 66                     446

Preferred stock dividend                                                          (113)                     --
Accretion of preferred stock redemption value                                      (27)                     --
                                                                       ----------------          -------------

         Net income attributable to common stock                       $            74           $         446
                                                                       ===============           =============

Earnings per common share (pro forma in 1996)                          $           .02           $         .09
                                                                       ===============           =============

Weighted average common shares outstanding (pro forma in 1996)                   3,492                   5,189
                                                                       ===============           =============




                     The accompanying notes are an integral
                        part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                      --------------------------------------------
                                                                              1996                      1997
                                                                              ----                      ----
                                                                                        (UNAUDITED)

Net Sales                                                              $        13,423           $      23,008

Cost of goods sold (raw material purchased from a stockholder
  amounted to $5,033 and $4,217 in 1996 and 1997, respectively)                 10,365                  17,002
                                                                       ---------------           -------------

         Gross profit                                                            3,058                   6,006

Selling, general and administrative expenses                                     2,039                   3,819
Research and development expenses                                                  402                     418
Moving costs                                                                       100                      --
                                                                       ---------------           -------------

         Operating income                                                          517                   1,769

Other income (expense):
     Interest income                                                                --                     226
     Interest expense                                                             (101)                   (325)
     Miscellaneous, net                                                            199                     179
                                                                       ---------------           -------------

                                                                                    98                      80
                                                                       ---------------           -------------

         Income before income tax                                                  615                   1,849

Income tax expense                                                                 222                     670
                                                                       ---------------           -------------

         Net income                                                                393                   1,179

Preferred stock dividend                                                          (338)                    (48)
Accretion of preferred stock redemption value                                      (66)                     (8)
                                                                       ----------------          --------------

         Net income attributable to common stock                       $           (11)          $       1,123
                                                                       ================          =============

Earnings per common share (pro forma in 1996 and 1997)                 $           .11           $         .25
                                                                       ===============           =============

Weighted average common shares outstanding (pro forma in 1996)                   3,492                   4,819
                                                                       ===============           =============







                     The accompanying notes are an integral
                        part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                              1996                      1997
                                                                              ----                      ----
                                                                                        (UNAUDITED)
Cash flows from operating activities:
     Net income                                                        $           393           $       1,179
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
         Depreciation and amortization                                             369                     594
         Deferred taxes                                                            113                     325
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                         1,052                    (248)
              Decrease (Increase) in inventories                                (1,120)                      5
              Decrease in refundable income taxes                                   16                      21
              (Increase) in other current assets
                and other assets                                                   (48)                   (167)
              (Decrease) in due to stockholder                                    (479)                   (820)
              (Decrease) in accounts payable and
                accrued expenses                                                   238                  (1,191)
              (Decrease) Increase in income taxes payable                          (17)                    244
                                                                       ----------------          -------------

                Net cash (used in) provided by operating activities                517                     (58)
                                                                       ---------------           --------------

Cash flow from investing activities:

     Purchases of property, plant and equipment                                   (801)                   (624)
                                                                       ----------------          --------------

                Net cash used in investing activities                             (801)                   (624)
                                                                       ----------------          --------------

Cash flows from financing activities:
     Deferred charges                                                             (337)                     --
     Bank overdraft                                                               (217)                   (301)
     Proceeds from (net repayments of) line of credit                              602                  (1,180)
     Issuance of common stock, net of offering costs                                --                  14,262
     Proceeds from (repayment of) long-term debt                                   325                  (5,083)
     Other                                                                          (4)                     (7)
                                                                       ----------------          --------------

                Net cash provided by financing activities                          369                   7,691
                                                                       ---------------           -------------

                Net increase in cash                                                85                   7,009

Cash at beginning of period                                                        118                     355
                                                                       ---------------           -------------

Cash at end of period                                                  $           203           $       7,364
                                                                       ===============           =============




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

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

                  The consolidated financial statements include the accounts of Brunswick Technologies, Inc. (BTI) and Advanced Textiles, Inc. (ATI), its wholly owned subsidiary. The accounts of ATI are included from October 30, 1996, the date of acquisition. Therefore, the September 30, 1996 financial statements included herein exclude the accounts of ATI. All intercompany transactions have been eliminated.

                  Earnings per share has been presented on a pro forma basis for 1996 and for the nine months ended September 30, 1997 after giving effect to the conversion of the preferred stock outstanding prior to their conversion into common stock on February 10, 1997, as well as to the 33 for 1 stock split of common stock on February 5, 1997, in connection with the Company's initial public offering (see Note 2 to Notes to Consolidated Financial Statements). The following table represents information necessary to calculate earnings per share:


                                                                3 months ended   9 months ended
                                                                  September 30     September 30
                                                                  ------------     ------------
                                                                1996      1997     1996    1997
                                                                ----      ----     ----    ----
                                                            (in thousands, except per share amounts)
Net income                                                     $   66   $  446   $  393   $1,179
                                                               ======   ======   ======   ======

Earnings per common share (pro forma in 1996
      and for the nine months ended September 30, 1997)        $  .02   $  .09   $  .11   $  .25
                                                               ======   ======   ======   ======

Common shares outstanding:
     Weighted average common shares                               296    4,643      296    4,213
     Common share equivalents                                     647      546      647      606
     Conversion of preferred stock                              2,337     --      2,337     --
     Preferred stock dividend                                     211     --        211     --
     Directors' stock grants                                        1     --          1     --
                                                               ------   ------   ------   ------

     Weighted average shares outstanding (pro forma in 1996
        and for the nine months ended September 30, 1997)       3,492    5,189    3,492    4,819
                                                               ======   ======   ======   ======


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

3.       INVENTORIES

         Inventories consist of the following components:

                                              December 31,     September 30,
                                                 1996              1997
                                                 ----              ----
                                                                (unaudited)
                                                    (in thousands)

         Raw materials                      $       576        $      610
         Work-in-process                            653               628
         Finished goods                           2,034             2,020
                                            -----------        ----------

                                             $    3,263         $   3,258
                                             ==========         =========

4.       NEW ACCOUNTING PRONOUNCEMENTS

                  During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will require a change in how the Company calculates earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The statement requires dual presentation of basic and diluted earnings per share on the consolidated statements of income. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128 and Securities and Exchange Commission regulations, basic earnings per share would have been $.02 and $.10 per share for the three months ended September 30, 1996 and 1997, respectively and $.14 and $.28 per share for the nine months then ended respectively. Diluted earnings per share would have been equivalent to the amounts reported in the statements of income.

                  In June 30, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require separate reporting of changes to stockholders equity, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises existing guidelines for financial reporting for the Company's operations. Both statements are effective for financial statements issued after December 15, 1997, except interim reporting under SFAS No. 131 is not required until the Company's first quarter of 1998. The Company has determined that the requirements of these statements will not have a material effect on the Company's existing financial reporting.

                          BRUNSWICK TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       PREPAYMENT OF CONVERTIBLE NOTE

                  On November 7, 1997 the Company called for prepayment of the $3,648,250, 9.5% convertible promissory note held by Burlington Industries, Inc. The note was issued in partial payment of the October 30, 1996 purchase of Advanced Textiles, Inc. Also on November 7, 1997, Burlington Industries, under the terms of the note, elected to convert into common stock $1,500,000 of the note at an exercise price of $9.50 per share which is the equivalent of 157,894 common shares. Burlington Industries, under the terms of the note, has 10 days or until November 17 to decide whether to convert the remainder of the note ($2,148,250) into common stock. If such conversion were to be elected, it would result in an additional 226,131 shares being issued to Burlington.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.


         We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1997 and the related consolidated statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
October 27, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         As a result of the October 30, 1996, purchase of Advanced Textiles, Inc. ("ATI") from Burlington Industries (see Note 1 of Notes to Consolidated Financial Statements), the operations of ATI are included in the Consolidated Statements of Income for the three months and the nine months ended September 30, 1997 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and the net assets of ATI are included in the September 30, 1997 and December 31, 1996 Consolidated Balance Sheets.

RESULTS OF OPERATIONS

Third quarter 1997 versus third quarter 1996

         Net sales increased by $3,356,957 or 79% in 1997. Pounds sold were 5,079,084 in 1997 (3,489,768 exclusive of ATI) versus 3,096,429 in 1996. Average selling price per pound sold in 1997 was $1.50 against $1.37 in 1996. The increase in average prices for the 1997 quarter was due to the operations of the ATI division. The increase in sales volumes was partially due to the ATI division (1,589,316 pounds) and partially due to increased sales in the Brunswick, Maine division (393,339 pounds).
         Costs of goods sold was 74.7% of net sales in 1997 against 79.6% in 1996. The reduction was due primarily to the addition of the operations of the ATI division whose products, in general, have higher gross margins.
         Gross margin was 25% of net sales in 1997 versus 20% for the 1996 period. The increase is due primarily to the addition of the ATI operations whose products, in general, have higher gross margins.
         Operating expenses increased $549,000 primarily as a result of $476,000 of operating expenses attributable to ATI (including goodwill amortization of $66,876).
         Non-operating income amounted to $126,000 in 1997. This amount was composed of $94,779 in interest income, $36,585 in cash discounts, $67,515 of interest capitalized on the construction of a new machine completed in September, and $28,237 from reimbursement under the Company's federal grant. These amounts were reduced by $93,470 in interest expense on amounts owed to Burlington Industries from the purchase of the ATI division. In 1996 non-operating income amounted to $61,000 which was a combination of $118,000 in reimbursement under the federal grant offset by $45,000 in interest expense.

Nine months 1997 versus nine months 1996

         Net sales increased by $9,584,586 or 71.4% in 1997. Pounds sold were 15,235,169 in 1997 versus 9,613,163 in the corresponding 1996 period.
         Gross margin was 26.0% of net sales in 1997 versus 22.8% for the 1996 period. The increase is due primarily to the addition of the ATI operations whose products, in general, have higher gross margins.
         Operating expenses increased $1,696,070 in 1997, primarily as a result of $1,580,819 of operating expense attributable to the ATI operation (including goodwill amortization of $199,512).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow activities for the nine months are reflected in the Statements of Cash Flows. The Company's liquidity and capital resources were favorably impacted by its initial public offering on February 10, 1997, when it sold 1,700,000 shares at a price of $9.50 per share to the public. After selling commissions and other expenses net proceeds to the Company amounted to $13.7 million. With a portion of this amount, the Company paid $3,648,250 of the amount due Burlington Industries plus interest of $94,954, as well as bank debt amounting to $2,892,960. The Company's funds in excess of that required for normal operating activities are invested in short-term, high-grade governmental and corporate obligations.

         Refer to Note 5 of Notes to Consolidated Financial Statements for information with respect to the convertible subordinated note.

                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Pursuant to outstanding common stock purchase warrants, the Company sold shares of its common stock to the parties listed below at $1.51 per share in the amounts and on the dates indicated. The sales were made pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act") in private transactions.

    Number of Shares        Purchaser                          Date of Purchase
    ----------------        ---------                          ----------------
    6,898                   Daniel A. Zilkha                   June 24, 1997
    164,051                 North Atlantic Venture Fund        July 15, 1997
    7,139                   Dodge D. Morgan                    August 11, 1997.

         On November 7, 1997 the Company called for prepayment of the $3,648,250, 9.5% convertible promissory note held by Burlington Industries, Inc. The note was issued in partial payment of the October 30, 1996 purchase of Advanced Textiles, Inc. Also on November 7, 1997, Burlington Industries, under the terms of the note, elected to convert into common stock $1,500,000 of the note at an exercise price of $9.50 per share which is the equivalent of 157,894 common shares. The sale pursuant to such conversion was made pursuant to Rule 506 of Regulation D under the Act. The sale involved one accredited investor and did not involve general solicitation or advertising.

         On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,675,000 shares, with 1,700,000 new shares being sold by the Company and 975,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after offering expenses, of approximately $13.7 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note held by Burlington Industries, plus accrued interest thereon of $94,954. From the proceeds, the Company also paid off the balance of its bank debt of approximately $2,892,960 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1.3 million) were offset against stockholders' equity upon completion of the offering. For the nine month period ended September 30, 1997, the Company has expended $624,000 of the proceeds in purchases of property, plant and equipment and $58,000 of the proceeds for working capital. The balance of the proceeds of the initial public offering that have not been expended to date are invested in short-term, high-grade governmental and corporate obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit 27.       Financial data schedule.

(b)     Exhibit 15.       Letter of Coopers & Lybrand L.L.P. regarding
                          incorporation  by reference to a certain
                          Form S-8 of the registrant.

(c) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Brunswick Technologies, Inc.



                                  By:/s/John P. O'Sullivan
                                  ------------------------
                                  John P. O'Sullivan
                                  Chief Financial Officer and Treasurer
                                  (Principal financial and accounting officer)

Date:  November 13, 1997