Form 10-K
period 1997-12-31
BRUNSWICK TECHNOLOGIES INC
filed 1998-04-03
CIK 826075

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended
     December 31, 1997.

[ ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
    period             to             .

                           Commission File Number 0-22089

                            BRUNSWICK TECHNOLOGIES, INC.
               (Exact Name of Registrant As Specified In Its Charter)

                    MAINE                                       01-0405052
(State or other jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
              or organization)
     43 BIBBER PARKWAY, BRUNSWICK, MAINE                           04011
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number including area code: (207) 729-7792

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $0.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 26, 1998 was approximately $70,978,200 based on the closing price as reported on such date on the Nasdaq National Market.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 26, 1998: 5,162,054 shares of Common Stock, $0.0001 par value.

     The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 13, 1998, which will be filed with the Commission on or before April 30, 1998, is incorporated by reference in response to Part III, Items 10, 11, 12 and 13; and certain exhibits to the registrant's Form S-1 Registration Statement (File No. 333-10721) and Form 8-K dated March 2, 1998, are incorporated by reference in response to Part IV, Item 14.
================================================================================

                          BRUNSWICK TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                  SECURITIES AND EXCHANGE COMMISSION
                     ITEM NUMBERS AND DESCRIPTION                       PAGE
                  ----------------------------------                    ----
                                     PART I
Item 1.   Business....................................................       2
Item 2.   Properties..................................................       9
Item 3.   Legal Proceedings...........................................      10
Item 4.   Submission of Matters to a Vote of Security Holders.........      10

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      10
Item 6.   Selected Financial Data.....................................      11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      16
Item 8.   Financial Statements and Supplementary Data.................      16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      32

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........      32
Item 11.  Executive Compensation......................................      32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      32
Item 13.  Certain Relationships and Related Transactions..............      32

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................      33

     Information contained in this report with respect to expected financial results and future events and trends is forward-looking based on Management's estimates and assumptions and is subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Concerning Forward-Looking Statements."

ITEM 1:  BUSINESS

GENERAL

     Brunswick Technologies, Inc. (the "Company") is a technologically advanced, leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. The Company's technologically advanced stitchbonding equipment and processes prepare glass, carbon and other fibers for combination with resin to produce laminates used in the construction of such diverse items as boats, skis, diving boards, protective helmets and ballistic armor applications, car and truck parts, and industrial tanks and pipes. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel and concrete.

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

     The Company has introduced a number of manufacturing processes that not only more efficiently create composite reinforcement fabrics, but also optimize the performance characteristics of such fabrics. In a proprietary single-step production process, the Company is able to stitchbond fibers in different directions without diminishing the composite fibers' inherent properties, thus dramatically improving the structural strength of the reinforcement fabric. This compares favorably, firstly, with traditional composite fabrics which are woven, and therefore require the use of more resin to achieve the same degree of structural integrity, and secondly, with the more costly multi-step processes of other weft-insertion or stitchbonding manufacturing technologies. In addition, the Company's proprietary, high through-put manufacturing processes have the ability to produce heavyweight quadraxial fabrics over 100 inches wide in a single-step, which allows for cost-effective fabrication of composite parts of up to 10 inches thick. The combination of these features produces fabrics which enable composite fabricators to manufacture end-products at competitive costs while maintaining the maximum structural integrity of these products.

     The Company's strategy is to increase revenues and net income by increasing its domestic and international market share in the composite reinforcement fabric industry as well as making additional strategic acquisitions for product and market presence. Key elements of this strategy include: (i) increasing market share for Company's products; (ii) continuing to build the customer and project base for White Steel(R) (see "Joint Projects"); (iii) aggressively moving further into the carbon fiber fabric market; and (iv) expanding further into the European market.

     In a move to accelerate the implementation of its strategic business plan and expand its product line, the Company acquired Advanced Textiles, Inc. ("ATI"), a subsidiary of Burlington Industries, Inc. ("Burlington") on October 30, 1996. During 1997, ATI was fully integrated into the operations of the Company, including sales, distribution and manufacturing.

     In order to accelerate the Company's penetration of the European market, the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI"), located in Andover, UK on March 2, 1998. The acquisition will serve as a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) while providing access to European suppliers and other sales distribution channels.

INDUSTRY BACKGROUND

     Since the invention of composite reinforcement fabrics made from fiberglass in the early 1940's, various attempts have been made to commercialize the potential of these fabrics as replacements for wood, steel and concrete. These diverse pioneering projects include the 1953 Corvette and Wonder Bread delivery trays from the early 1950's. While these efforts were remarkable for their day, the potential of these materials did not start to be realized until the mid-1960's when the recreational boat industry converted from wood to composite reinforcement fabrics. This development spurred the expansion of the composite fiber industry from occasional to broad usage in a wide variety of consumer products such as skis, diving boards and protective helmets, and industrial applications, including cars, trucks, ballistic armor applications and industrial tanks & pipes. Over this period the processes used to create fabrics composed of composite fibers have dramatically evolved.

     Traditionally, reinforcement fibers were woven together to create a composite reinforcement fabric. The weaving process aligns these fibers along the zero-to-ninety degree axis, inserting them over and under each other to create the weave, resulting in the bending of such fibers, or crimping. While woven fabrics are highly suitable for certain applications such as ballistic protection, the crimping which occurs in the weaving process reduces each individual fiber's strength and reinforcement properties. As the mechanical properties of the composite reinforcement fabric is the key parameter for the design of the underlying product or application, the integrity of the fibers performance defines the amount of such fibers needed to achieve specific performance specifications. In contrast to weaving, weft insertion or stitchbonding a composite fabric allows the manufacturer to optimize the fibers mechanical properties, thus reducing the volume of fibers required as compared to the weaving process. The weft insertion process, while optimizing the fibers mechanical properties, is typically a multi-step, relatively slow process used for select niche markets. In 1990, the Company introduced a revolutionary new product line, BiTex(TM), the first generation of price-competitive, heavy-weight stitchbonded reinforcement fabrics. For the first time, weft-inserted or stitchbonded composite reinforcement fabrics, whose market potential was previously limited by their high cost, became competitive in numerous composite applications, from automobile bumpers and one-piece molded commercial aircraft structures to high-strength consumer products such as boat hulls and skis.

     The Company's innovative stitchbonding production processes align the composite reinforcement fibers in a variety of axes. All of this takes place in a single production step with high production throughputs, all without crimping the fiber and thereby avoiding degradation of the fibers strength. While the Company does offer some weft inserted multi-step products, these are generally offered in traditional lightweight markets. Certain of the Company's competitors also can offer weft-inserted or stitchbonded reinforcement fabrics, though they generally manufacture their products in multi-step processes. The competitors' manufacturing processes are more costly due to the greater number of steps in the process and the lower throughput rate as compared to the Company's proprietary, high throughput, one-step process.

COMPANY STRATEGY

     The Company's strategy to continue its current growth includes the following elements:

          - Continue to build market share in existing markets by: (i) accelerating the pace of marine conversions through the development of new fabrics and production techniques; (ii) aligning itself with high volume end users by expanding the Company's knowledge of their production needs and end market requirements; and (iii) realigning North American distribution to optimize market impact;

          - Grow White Steel(R) business by: (i) seeking out and developing high volume applications for White Steel(R) as a replacement for wood, steel and concrete; (ii) developing partnerships to accelerate the conversion of traditional materials to composites; and (iii) investing in the Company's core manufacturing process technology to drive the cost competitiveness of White Steel(R);

          - Develop European market presence by: (i) using the 1998 acquisition of TTI as a base to introduce the Company technology to the European marketplace; (ii) increasing penetration of White Steel(R) into key markets and projects; and (iii) expanding TTI's base growth rate by increasing product offerings;

          - Increase market presence in the developing carbon fiber market by:
     (i) developing carbon fiber based processing techniques and reinforcement fabrics to highlight carbon fibers inherent advantages; and (ii) fostering joint development teams to increase the market for carbon reinforcing fabrics;

          - Continued expansion of its leadership position in the composite reinforcement fabrics industry through the development of new products and processes to answer the needs of a wide range of industries including the continuing integration of fabric design elements with the specific needs of composite fabricators and capitalization of the Company's position as the only supplier of composite reinforcement fabrics to develop and manufacture its own production equipment; and

          - Pursuit of additional acquisitions to further broaden the Company's product line as well as manufacturing capacity, product market coverage, and distribution channels.

ACQUISITION OF ADVANCED TEXTILES, INC. AND TECH TEXTILES INTERNATIONAL LTD.

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

     The acquisition was the result of extensive negotiations between the Company and Burlington. The Company elected to pursue this acquisition because it believes that by offering a product line which satisfies a broader range of composite reinforcement fabric requirements, it is better positioned to be the principal provider of these fabrics to its expanded customer base. The Company believes it is capturing additional market share by cross-marketing its existing products to ATI's customers and vice versa. The Company is applying its specialized know-how and technical skills to ATI's manufacturing capabilities and achieving cost-savings through economies of scale. Additionally, the acquisition offers integrated distribution channels and higher manufacturing efficiencies at ATI's production facility.

     On March 2, 1998 the Company acquired the business and assets of TTI based in Andover, UK from T&N plc for approximately $5.9 million in cash. The acquisition was made through a wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. The acquired business will be the Company's base of operations for the Company's continued expansion into Europe.

     TTI, is a composite reinforcement materials company which manufactures glass, carbon and other high modulus reinforcements, many of which are used in high margin applications in aerospace, automotive and wind generation. TTI is based in a 25,000 square foot manufacturing facility which currently employs 24 people with annual sales exceeding $6 million. Management expects this acquisition to make a positive contribution to the company's consolidated revenues and earnings in 1998.

     The Company expects the acquisition will strengthen its leading market share position in the reinforcement market and help advance its key growth strategy to serve a worldwide market in the composite industry. Management believes that the acquisition is a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) and provides access to European suppliers and other sales distribution channels. The Company also anticipates greater opportunities with current industry partnerships, many of which are European-based and are subject to Common Market product origin requirements. Other financial and competitive advantages include significant savings on duty, shipping costs and material delivery time. TTI's current management team will continue to manage the day to day operations.

PRODUCTS

     The Company currently manufactures composite reinforcement fabrics, also referred to as stitchbonded or weft inserted non-crimped fabrics, primarily from glass, carbon and aramid fibers, and is distributing them under the BiTex, Cofil(TM) and White Steel(R) Trade names. The Company is continuously researching new methods of producing other types of composite fabrics and the use of new fibers to create them. The Company's introduction of its proprietary stitchbonding production processes in 1990 enabled composite reinforcement fabrics to compete more successfully with conventional materials by reducing such fabric's manufacturing costs, which previously had been prohibitively high.

     ATI, which the Company purchased in 1996, was a pioneer in the industry's transition to non-crimped reinforcement fabrics, although it still produces some woven fabrics for specific applications, such as ballistic armor applications. The ATI operation, which was integrated into the Company during 1997, offers a product range that focuses on high-margin, high-quality, specialty products required by a wide range of end users. In general, the weft-inserted light-weight and super-light-weight fabrics produced are not sold as commodities. TTI, located in Andover, UK and acquired in March, 1998, manufactures products similar to those manufactured by ATI using weft insertion stitchbonding technology.

     The Company's composite reinforcement fabrics permit a reduction in the quantity of fibers used and the consequential reduction in the quantity of resin required, leading to significant reductions in cost for equivalent mechanical performance. The Company believes that it is currently the only supplier of composite reinforcement fabrics which develops and manufactures its own production equipment. The Company's proprietary stitchbonding production processes allow it to offer composite reinforcement fabrics of varying weights, widths and fiber orientations, and to produce fabric at unrivaled efficiencies. Furthermore, these fabrics can be engineered to respond to a customer's specific requirements. The Company's experience indicates that these proprietary processes can be successfully applied to other base materials, allowing for production of reinforcement fabrics from various carbon, aramid and other fibers. The Company's current output is presently used by end-product manufacturers to build a wide range of products, including boats, diving boards, snowboards, swimming pools, truck bodies, ballistic protection products and corrosion sensitive vessels.

     Engineered composite reinforcement fabrics offer significant advantages over other currently used materials:

          - Strength-to-Weight Ratio. Composite products possess a strength-to-weight ratio much higher than that of steel, wood or concrete. Composite reinforcement fabrics are uncommonly strong for their weight and density. Use of these materials in transportation industries provides for substantial fuel savings and greater payload capacity. The marine market is the most mature of the industries currently using composite reinforcement fabrics. Truck and railcar manufacturers are developing bodies made out of these materials. Certain light-weight woven fabrics offer high energy-absorption characteristics and, therefore, are ideal for ballistic shielding applications. Furthermore, due to their inherent strength-to-weight ratio, construction materials can be built from reinforcement fabrics in both load and no-load designs and in shapes too complex to be built from much heavier metals. The Company is working in a joint development project to develop products for infrastructure applications such as bridges and reinforced column wrapping for earthquake protection.

          - Longer Life-Cycle. Products produced from composite reinforcement fabrics do not rust or rot, are chemically inert, non-conductive and generally maintenance free, making their life-cycles significantly longer than those of steel, concrete or wood. These features allow use of composite reinforcement fabrics in environmentally corrosive situations, such as salt water immersion or highway construction. Accordingly, these products are increasingly used in finished products such as marine pilings, telephone poles, one-piece septic tanks, guardrails, building columns, bridge columns, and bridges.

          - Greater Safety. Products produced with composite reinforcement fabrics do not suffer from the disintegration failures suffered by steel and concrete. Moreover, composite materials offer significantly greater high-energy impact absorption, and their one-piece fabrication means that no weak seams need to be introduced into the part. The Company is working with its customers to develop products made from composite reinforcement fabrics which will offer non-varying mechanical strength and stiffness through the entire life-cycle of the product, and to lower the risk of continuous deterioration and degradation of strength, which can be caused by metal fatigue in steel or environmental erosion in concrete. These tougher products are being developed for use in automotive and highway safety applications, bullet-resistant applications, structural support, and as components of deep-sea oil drilling platforms.

          - Design and Process Freedom and Efficiency. Composite reinforcement fabrics can be molded in tremendously flexible ways, allowing the creation of complex parts. Manufacturers assembling final products using these materials are able to use one part, formed in a complex shape, instead of having to use two or more simpler parts formed from metals. This obviously results in significant cost savings, in both material and labor costs. Architecturally, designers can create shapes that would not otherwise be buildable from conventional construction materials.

          - Environmental Benefits. Use of the Company's stitchbonded products reduces the amount of resin required to manufacture the end-product resulting in the decreased release of volatile organic compounds by end-product fabricators. The use of composite reinforcement fabrics in products which substitute for wood, steel or concrete can also diminish the amount of chemicals released in the environment. For example, marine pilings and telephone poles constructed of composite materials would not be treated with arsenic or other toxic substances presently required to provide adequate product cycle life to wood products. Due to their high strength-to-weight ratios, composite reinforcement fabrics offer the transportation industry substantial fuel savings and permit the transport of greater payloads due to increased truck capacity. The construction industry is starting to use these fabrics as a shield from noise, heat, weather, and electro-magnetic interference. These products can be highly insulating, in addition to their chemically non-reactive nature, making them ideal for use as pipes, tanks and ducting, especially in corrosive situations. The paper and petrochemical industries are starting to use these types of products in hostile environments.

PRODUCT ENGINEERING, MANUFACTURING AND DEVELOPMENT

     The Company believes that its strongest competitive advantage is its technical and developmental know-how. The principal reasons for its progress in technical development thus far are the quality of its product design and its engineering and manufacturing capabilities. These capabilities enable the Company to design and engineer products that meet or exceed end-product manufacturers performance and reliability specifications. The Company believes that it has created and will continue to create know-how and technology to manufacture products at lower costs than its competitors by pursuing its engineering and manufacturing development in-house. The quality of the technology and know-how of a business or product line is an important factor in the Company's evaluation of potential acquisition candidates.

     The Company's operations utilize current-generation computer systems for product design and documentation as well as for performance testing. A key to the Company's ability to reduce manufacturing cost has been the reduction of direct labor through the introduction of its proprietary single-step, automated or semi-automated manufacturing processes.

     The Company believes that its ability to produce fabric in a single step at 20 feet per minute is the fastest in the composite reinforcement fabrics industry. It also believes that it has the unique capacity to produce quadraxial reinforcements over 100 inches wide in a single step. The Company's proprietary capabilities allow composite reinforcement fabrics to be produced by continuously placing reinforcement fibers in layers at different angular orientations and concurrently stitching them together to achieve certain desired properties, depending upon the application, such as greater carrying capability and corresponding strength. The Company's machines are capable of producing reinforcements in five different directions/orientations and planes or any combination thereof.

     The Company has continued to build on the success of its BiTex(TM) and White Steel(R) product lines, and has introduced the following product and process innovations:

          - First commercial binderless mat production process introduced in 1990;

          - First single-step quadraxial products introduced in 1992;

          - First 100+inch-wide single-step fabrics commercialized in 1993;

          - First capability to produce, in a single-step, 150 inch 0-90 degree binderless mat product, and commercialization of same in 1994; and

          - Introduction of a second generation White Steel(R) machine capable of producing fabrics in excess of 100 oz. per square yard in 1997.

     The Company invests in product development to meet and anticipate customer requirements. The Company also undertakes end-product manufacturer-sponsored or joint sponsored product development contracts. Accordingly, the Company's development activities are generally product or program specific. The Company spent $408,247, $498,038 and $677,192 on both Company-sponsored and customer-sponsored research and development in the fiscal years ended December 31, 1995 1996 and 1997, respectively. A certain amount of the Company's R&D activities are dedicated to the building of new production equipment.

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

     Although 78% and 76% of the Company's gross sales were made through four distributors in 1995 and 1996, respectively and 68% through five distributors in 1997 (FRP Supply, GLS Corporation, M.A. Hanna Resin Distribution, Plastic Sales, Inc. and RP Associates) each distributor is comprised of a subset of multiple regional distributors. In 1995, 1996 and 1997 the Company made 9.8%, 12.0%, and 23%, respectively, of its sales directly to composite fabricators.

     Management believes that the key to the Company's sales and marketing strategy is the development of long-term relationships with end-product manufacturers through its team approach of combining product development and sales. The Company's production and sales managers work with sales staff in all markets to develop products for particular end-product manufacturers. The Company's competitive position in the European market has been greatly enhanced through the March, 1998, acquisition of TTI in Andover, UK. TTI's sales managers have been utilizing a similar team approach to that of the Company's and now have a broader product line with which to compete in the market. Management believes that further expansion of the use of heavy and super-heavy weight fabrics throughout the composite industry will uniquely benefit sales of the Company's White Steel(R) product line.

SUPPLY

     There are three significant suppliers of E-Glass raw material utilized by the Company. Vetrotex CertainTeed Corp ("Vetrotex"), a shareholder of the Company, is the primary supplier which supplies approximately 55% of the requirements. PPG Industries is the second largest supplier accounting for approximately 30% of the supply. Owens Corning accounts for about 7% of the requirements. Additional suppliers include GAF and Jushi Fiberglass of China. The Company's ability to grow is dependent upon its ability to obtain an adequate supply of fiberglass at a competitive cost. The Company had a supply agreement with Vetrotex to supply 90% of its requirement which expired in August 1996. Since then the Company has developed stronger relationships with the other suppliers to insure adequate supply and cost effective pricing to support the anticipated growth in the years ahead. The acquisition of ATI increased the demand significantly and also improved the Company's position to negotiate with the vendors for more favorable terms.

BACKLOG

     The Company's backlog as of December 31, 1997 was approximately $3,079,000, or approximately 4.9 weeks of sales. Backlog as of December 31, 1996 was approximately $957,200, or approximately 2.6 weeks of sales. The increased backlog is due, in part, to the somewhat higher mix of sales directly to end users who place extended purchase orders with the company. In addition, the Company has worked hard to ensure its distributors place repetitive orders in a timely fashion.

JOINT PROJECTS

     In February 1995, the Company entered into a Collaborative Agreement with E.I. du Pont de Nemours and Company, Inc. ("DuPont"), Hardcore Composites Ltd. ("Hardcore"), The Dow Chemical Company and Hopkins University under the Federal Advanced Technology Program to develop agile heavyweight composites for large civil bridge infrastructure applications. For its part in the cooperative project, the Company was awarded up to $750,000 in matching funds over three years as part of a $13.5 million grant from the U.S. Department of Commerce and the National Institute of Standards and Technology. The project began in May of 1996 and runs through May of 1999 and is directed toward the study of the manufacturing competency of composites produced with Seeman Composite Resin Infusion Molding Process (SCRIMP) technology (a process of layering dry fabric and drawing resin through the layered fabric with the use of vacuum pressure) and their ability to increase the life of large structures such as bridges, while reducing such structures cost and weight. The project has enabled the Company to independently develop its newest White Steel(R) machine which had its first trials in early 1997. This development is considered enabling technology which has enhanced the speed, quality and cost-effectiveness of composite reinforcement production.

     The entire budget of the program contemplated by the Collaborative Agreement is approximately $1,547,000, which is to be spent over three years. Reimbursement of expenses related to expenditures on new technologies from a grant from the National Institute of Standards and Technology ("NIST") in the amount of $143,274 was included as a benefit to the 1997 statement of income. Cost of goods sold was credited for $24,166 of this amount while $119,108 credited to other income. The Company is responsible for adherence to applicable federal laws and regulations covering both federal funds, including allowability of costs. The Company expects to spend approximately $100,000 to complete the last year of the project with one half of that amount coming from a NIST grant in 1998.

     The parties to the Collaborative Agreement have a mutually agreed to protect each other's proprietary information for a period of five years. Any technology jointly developed in the performance of the Collaborative Agreement ("Program Technology") is to be owned jointly by the project participants, with the right to use the same on an unrestricted basis. The Program Technology may also be subject to a non-exclusive, non-transferable paid-up license to the United States government which may not publicly disclose any proprietary information relative to the Program Technology.

     The Company is also involved in a collaboration with Hardcore DuPont Composites LLC ("Hardcore DuPont"), a joint venture between Hardcore and DuPont, wherein the Company provided the engineered composite fabric for the manufacture of two railroad cars using the SCRIMP process. The successful prototypes have permitted a consortium comprised of Hardcore DuPont, Burlington Northern and Trinity Industries to initiate a project for the industrial manufacture of railroad cars using the Company's fabric. The project is currently producing a rail car body every 3.5 working days.

     The Department of Defense has awarded funding through the 1995 Defense Experimental Program to Stimulate Competitive Research (DEPSCoR) to the University of Maine (Orono) relative to a study of the dynamics of thick composite structures. The Company has agreed to provide the project with industrial composite expertise, laminate engineering, reinforcement materials, composite fabrication through subcontracts, and participation through analytical reviews and program management reviews. The Company will also provide up to $45,000 of in-kind support to University of Maine for this project. While the Company does not expect to generate material profits from this project, it will provide the Company with valuable experience and modeling techniques for the use of the Company's heavyweight fabrics in the Naval, off-shore oil, sub-marine and waterfront infrastructure materials markets.

     Additionally, the Company has agreed to partially fund a University of Maine graduate student through to his doctoral dissertation concerning wood composite highbred materials for use in civil infrastructure. A significant by product of this agreement has been the development of a composite laminate design program owned by the company for use in assisting customers in optimizing their laminates. The cost of this sponsorship is approximately $12,500 per year through 1999.

     The Company has recently agreed with ABB Offshore Technology, a division of ASEA Brown Boveri S.A., to contribute up to $5,000 of in kind services in a joint effort to design and develop new applications for offshore oil exploration and production. This agreement is an outgrowth of other co-operative projects concerned with the development of a full range of composite well head covers and pipe protection structures for the offshore oil and gas industry constructed from advanced engineered composite reinforcement fabrics. These lightweight structures range in size up to 90 feet by 90 feet by 90 feet and would replace corrosion-prone heavy steel structures.

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

     There is no competitor that manufactures products that are substantially similar to or competitive with all of the Company's products. However, there are competitors for each of the Company's products and the Company believes that there are only two companies remaining after its acquisition of ATI that have significant shares of the North American market. These are Johnston Composite Industries, a subsidiary of Johnston Industries Inc., and Knytex, a division of Owens Corning. The Company believes that it has one of the largest shares of the North American market for weft-inserted or stitchbonded (non-crimped) composite reinforcement fabrics.

     The Company also competes in the European market, which is highly fragmented with up to 17 small competitors addressing many niche markets. The Company has established itself as a significant competitor in this market with its 1998 acquisition of Tech Textiles International Ltd. and its growing White Steel(R) business in northern Europe.

EMPLOYEES

     As of December 31, 1997, the Company had 125 full time employees, of whom 98 were employed in engineering and manufacturing, 12 in sales and marketing and 15 in administrative and management functions. No employees are represented by unions. The Company believes its relations with employees are good.

INTELLECTUAL PROPERTY

     Although the Company has three registered trademarks and owns two patents relating to its product, the Company relies almost entirely upon unpatented technology in its production processes. The Company relies in part upon state and federal trade secrets and unfair competition laws to protect its intellectual property. Management's philosophy is to patent only those processes as to which the process may be determined when analyzing the product produced. There can be no assurances that the Company can adequately protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent or better proprietary information or techniques, or otherwise gain access to the Company's proprietary technology or disclose such technology. The Company will seek additional protection for newly developed intellectual property as deemed appropriate. One patent, which expires in September 2011, relates to a bound structurally reinforced thermoplastic multi-layer composite fabric which is moldable. No product relating to this patent has yet been commercialized. Although the other patent, which expires in December 2009, relates to a manufacturing process commercialized by the Company, management believes that it would be very difficult to assess whether a competitive product was produced by a process which infringes the process covered by such patent.

YEAR 2000

     The Company is in the process of installing a new management information system which will integrate the Sales, Manufacturing, and Financial areas of the Company. The Company has hired an outside consulting firm to assist in the implementation and the primary software being used is manufactured by a third party vendor, Symix Corporation. The software is Year 2000 compliant and is expected to be fully implemented throughout the Company no later than June 1999. Total cost is estimated to be up to $500,000, most of which will be capitalized and amortized over a 5-year period.

     The Company is in the process of reviewing non-financial and non-production related systems to assess the potential impact of Year 2000 selected issues. The review is expected to be completed by December 31, 1998 and any remediation completed by June 1999. The Company is also in the process of reviewing Year 2000 compliance issues with its major vendors and customers. The review is expected to be completed by December 31, 1998 and the Company plans to work proactively with its vendors and customers to minimize any potential disruption caused by the Year 2000 issue.

ITEM 2:  PROPERTIES

     The Company's executive offices and major manufacturing/warehouse facility is located in a facility in Brunswick, Maine, of approximately 52,400 square feet which was substantially completed in March 1996. The Company leases the property from 2 Brunswick Development Corporation ("BDC"), a Maine corporation wholly owned by the town of Brunswick. The Company's lease is for a term of 10 years and commenced on January 1, 1996, with an option to extend the term for one additional five-year period. The Company also has an option to purchase the facility at any time between the conclusion of the fifth year of the current lease and the end of the lease, at an option price equal to the greater of fair market value of the facility or the residual debt payable to BDC on the bonds issued to finance the construction of the facility. The Company may, however, consider the purchase of the property prior to the option date, which purchase would require the consent of the bond holders. The rent for the facility is $190,212 annually through the year 2000; the lease provides for periodic scheduled rent increases, with a final annual rent of $216,412 for the last year
(2005) of the current lease. The Maine operation currently leases an additional 10,000 square feet at $43,200 per year for storage of finished goods to maximize the effectiveness of material movements and traffic operations.

     With the acquisition of ATI, the Company acquired approximately 42,000 square feet of manufacturing, office and warehouse space in Seguin, Texas, including underlying real estate. In 1997, an additional 10,000 square feet was constructed bringing the total to approximately 52,000 square feet. The Seguin operation also rents approximately 6,000 square feet at $6,900 per year for storage of spare machine parts and miscellaneous equipment.

     The Company, through its recently formed subsidiary Brunswick Technologies Europe, Ltd., leases a total of approximately 25,000 square feet of modern manufacturing, offices and warehouse space in Andover, UK. Annual rent of L71,000 is paid in quarterly installments. The two triple-net leases run through June, 2005, with the rental payments subject to adjustment in July, 2000.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. The Company is not party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     The Company's shares of Common Stock (trading symbol: BTIC) have been quoted and traded on the Nasdaq National Market tier of the Nasdaq Stock Market since February 5, 1997. The initial public offering price for the Common Stock was $9.50 per share. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal period indicated:

                       1997                           HIGH      LOW
                       ----                           -----    -----
First Quarter(1)..................................    $10 7/8  $9 1/2
Second Quarter....................................    $9 3/8   $8 5/8
Third Quarter.....................................    $19 1/2  $9 1/8
Fourth Quarter....................................    $20 3/16 $14

---------------

(1) For the period from February 5 (initial public trading day) through March 31, 1997. The approximate number of stockholders of record of the Company's Common Stock as of March 24, 1998 is 250.

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

  Item 701 Disclosure:

     Pursuant to outstanding common stock purchase warrants, the Company sold shares of its common stock to the parties listed below at $1.51 per share in the amounts and on the dates indicated. The sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") in private transactions.

  NUMBER OF SHARES       PURCHASER                      DATE OF PURCHASE
  ----------------       ---------                      ----------------
6,898................    Daniel A. Zilkha               June 24, 1997
164,051..............    North Atlantic Venture Fund    July 15, 1997
7,139................    Dodge D. Morgan                August 11, 1997

     On November 7, 1997 the Company called for prepayment of the $3,648,250, 9.5% convertible promissory noted held by Burlington Industries, Inc. The note was issued in partial payment of the October 30, 1996 purchase of Advanced Textiles, Inc. Also on November 7, 1997, Burlington Industries, under the terms of the note, elected to convert into common stock $1,500,000 of the note at an exercise price of $9.50 per share which is the equivalent of 157,894 common shares. The remaining $2,148,250 was converted on November 17, 1997 into an additional 226,131 shares of Common Stock at the same exercise price of $9.50 per share. The sale pursuant to such conversion was made pursuant to Rule 506 of Regulation D under the Act. The sale involved one accredited investor and did not involve general solicitation or advertising.

     On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,675,000 shares, with 1,700,000 new shares being sold by the Company and 975,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after offering expenses, of approximately $13.7 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note held by Burlington Industries, plus accrued interest thereon of $94,954. From the proceeds, the Company also paid off the balance of its bank debt, approximately $2,892,960 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1.3 million) were offset against stockholders equity upon completion of the offering. For the year ended December 31, 1997, the Company expended $855,900 of the proceeds in purchases of property, plant and equipment and $4,394,000 of the proceeds for working capital. The balance of the proceeds of the initial public offering that had not been expended as of December 31, 1997 was invested in high-grade governmental and corporate obligations.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company's fiscal year ended December 31, 1994 and at December 31, 1994 are derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, independent public accountants. The selected financial data set forth below for the Company's fiscal years ended December 31, 1995, 1996, and 1997 and at December 31, 1995, 1996 and 1997 are derived from the financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants, which are included elsewhere in this Report. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this Report.

                          BRUNSWICK TECHNOLOGIES, INC.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1993      1994      1995     1996(1)    1997
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................   $ 6,376   $ 9,596   $15,476   $19,816   $30,510
Cost of goods sold..........................     4,996     7,382    11,979    15,318    22,807
                                               -------   -------   -------   -------   -------
Gross profit................................     1,380     2,214     3,497     4,498     7,702
Other operating expenses....................     1,258     1,874     2,492     3,521     5,921
Moving costs................................        --        --         9       248        --
Facility repair costs.......................        --        --       150      (148)       --
                                               -------   -------   -------   -------   -------
Operating income............................       122       340       846       877     1,781
Other income, net...........................       (11)      (26)      (61)       51       202
                                               -------   -------   -------   -------   -------
Income before income taxes..................       111       314       785       928     1,983
Income tax (benefit) expense................        --        --      (122)      335       707
                                               -------   -------   -------   -------   -------
Net income..................................       111       314       907       593     1,275
                                               -------   -------   -------   -------   -------
Preferred stock dividend....................      (332)     (450)     (450)     (450)      (51)
Accretion of preferred stock Redemption
  value.....................................       (71)      (76)      (82)      (69)       (5)
                                               -------   -------   -------   -------   -------
Net income (loss) attributable to Common
  stock.....................................   $  (292)  $  (212)  $   375   $    74   $ 1,219
                                               -------   -------   -------   -------   -------
Basic earnings per share....................                       $  1.33   $  0.25   $  0.29
                                                                   -------   -------   -------
Diluted earnings per share..................                       $  0.26   $  0.17   $  0.26
                                                                   -------   -------   -------

                                                               AT DECEMBER 31,
                                               -----------------------------------------------
                                                1993      1994      1995      1996      1997
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................   $   548   $   631   $   905   $ 1,412   $12,414
Total assets................................     4,338     5,665     7,867    18,634    25,216
Long-term liabilities.......................       337     1,177     1,069     8,975       623
Total liabilities...........................     1,873     2,886     4,168    14,289     1,989
Preferred stock.............................     5,012     5,538     6,070     6,589        --
Stockholder's equity (deficit)..............   $(2,547)  $(2,759)  $(2,371)  $(2,244)  $23,227
                                               -------   -------   -------   -------   -------

---------------

(1) Reflects the consolidation of the operations and financial condition of ATI with those of the Company for the last two months of 1996.

(2) Calculation is shown in Note 1 of Notes to Consolidated Financial Statements of the Company.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITION OF ADVANCED TEXTILES, INC.

     On October 30, 1996, the Company acquired Advanced Textiles, Inc. ("ATI"), a subsidiary of Burlington Industries, Inc. ("Burlington") for a total acquisition cost of $8,539,000, payable through the issuance of a note ($7,296,500) convertible into the Company's common stock, $0.0001 par value (the "Common Stock") at the initial public offering ("IPO") price of $9.50 per share; deferred cash payments discounted to $513,000; the issuance of Common Stock valued at $53,500 to a minority shareholder in ATI; cash payments of $351,000; and acquisition costs of $325,000. The acquisition was accounted for under the purchase method of accounting. The fair market value of the assets acquired is estimated at $3,178,000, resulting in goodwill of $5,361,000 which amount is being amortized over 20 years.

     The operations of ATI for November and December 1996 are included in the 1996 consolidated statements of income and cash flow while ATI's net assets are included in the December 31, 1996 consolidated balance sheet and statement of stockholder's deficit. All intercompany transactions have been eliminated in the consolidated financial statements. Except where noted, the discussion below is directed at 1996 operations so consolidated. ATI contributed $1,723,573, $380,162, $105,527, and ($9,890) of net revenue, gross margin, operating income and net (loss) respectively to the 1996 consolidated statement of income. The ATI operations for the two months (November and December of 1996) resulted in a net loss due to the amortization of goodwill ($51,137) and the interest expense on the debt to Burlington ($122,582). On February 10, 1997, upon the closing of the Company's IPO, one half of the convertible subordinated note to Burlington ($3,648,250) was paid, which reduced interest expense by $28,882 a month.

     On November 7, 1997 the Company called the remaining $3,648,250 outstanding under the convertible subordinated note and Burlington chose to convert the note into Common Stock in a two stage conversion: $1,500,000 was converted on November 7, 1997 into 157,894 shares of Common Stock at the exercise price of $9.50 per share. The remaining $2,148,250 was converted on November 17, 1997 into an additional 226,131 Common Shares at the same exercise price of $9.50 per share. This completed the financing of the ATI acquisition and eliminated the remaining monthly interest expense of $28,882.

     The following table sets forth certain financial data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Net Sales.................................................    100.0%    100.0%    100.0%
Cost of goods sold........................................     77.4      77.3      74.8
                                                              -----     -----     -----
Gross Profit..............................................     22.6      22.7      25.2
Selling, general and administrative expenses..............     13.5      15.2     17.2%
Research and development expenses.........................      2.6       2.5       2.2
Moving costs..............................................      0.0       1.3        --
Facility repair cost......................................      1.0      (0.7)       --
                                                              -----     -----     -----
Operating income..........................................      5.5       4.4       5.8
Other income (expense):
  Interest expense........................................     (0.8)     (1.3)     (1.1)
  Miscellaneous, net......................................      0.4       1.6       1.7
                                                              -----     -----     -----
                                                               (0.4)     (0.3)      0.7
                                                              -----     -----     -----
Income before income tax..................................      5.1       4.7       6.5
Income tax (benefit) expense..............................     (0.8)      1.7       2.3
                                                              -----     -----     -----
Net income................................................      5.9%      3.0%      4.2%
                                                              =====     =====     =====

1997 Compared to 1996

Net sales, cost of goods sold and gross profit. The percentage increases and per pound values in the net sales, cost of goods sold and gross profit accounts between 1995 and 1996 are shown below both exclusive and inclusive of ATI's results. The percentage increases for 1997 when compared to 1996, also shown below include ATI.

                                                            EXCLUSIVE OF ATI         INCLUSIVE OF ATI
                                                         ----------------------   ----------------------
                                                            %                        %
                1995-1996                     1995       INCREASE      1996       INCREASE      1996
                ---------                  -----------   --------   -----------   --------   -----------
Pounds sold..............................   11,892,012       9.0%    12,962,646      16.8%    13,893,086
Net Sales................................  $15,476,424      16.9%   $18,092,138      28.1%   $19,815,711
Average price per pound..................  $     1.301       7.2%   $     1.369       9.6%   $     1.426
Cost of goods sold.......................  $11,978,978      16.7%   $13,974,208      28.9%   $15,317,619
Average cost per pound...................  $     1.007       7.0%   $     1.078       9.5%   $     1.103
Gross profit.............................  $ 3,497,446      17.7%   $ 4,117,930      28.6%   $ 4,498,092
Gross profit per pound...................  $     0.294       8.0%   $     0.318      10.2%   $     0.324

                                                                     INCLUSIVE OF ATI
                                                          --------------------------------------
                                                                            %
                      1996-1997                              1996        INCREASE       1997
                      ---------                           -----------    --------    -----------
Pounds sold...........................................     13,893,086     49.1%       20,721,483
Net Sales.............................................    $19,815,711     54.0%      $30,509,675
Average price per pound...............................    $     1.426      3.2%      $     1.472
Cost of goods sold....................................    $15,317,619     48.9%      $22,807,179
Average cost per pound................................    $     1.103     -0.2%      $     1.101
Gross profit..........................................    $ 4,498,092     71.2%      $ 7,702,496
Gross profit per pound................................    $     0.324     14.8%      $     0.372

NET SALES. Net sales increases reflect the positive impact of a full 12 months of ATI's activity as well as the successful cross-selling of the integrated product lines during the year. Revenues have also increased during the periods presented due to continued increases in the number of end uses of the Company's products as well as increases in market share for existing end use applications. Sales increases have been experienced in all of the major industry sectors using the Company's products: Marine, transportation, infrastructure, oil and gas, recreational and industrial. Most notably, sales of the Company's White Steel(R) product line increased over 45% to over $1.0 million in gross sales.

Sales within periods have historically been affected by fluctuations in the general availability of the raw material of fiberglass strands used by the Company in its manufacturing process. With ample supply of fiberglass (which occurred in 1996), the Company's customers tend to reduce their inventories on the basis that supplies are readily available. This resulted in Company sales for 1996 being adversely effected as customer inventories were reduced to two to three weeks of use compared to significantly higher customer inventory levels in 1995. Supplies within the industry remained readily available throughout 1997.

GROSS PROFIT MARGIN. Gross profit margin continued to improve in 1997 as the Company was able to enjoy a $.046 per pound increase in the average selling price while pushing cost of goods sold down .2% to $1.101 per pound. These numbers reflect the positive impact of ATI's higher margin business as well as favorable special pricing on raw stock that the Company was able to achieve in the first half of the year. Pricing of raw stock returned to more normal levels in the second half of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1997 were impacted by the inclusion of a full 12 months of ATI's activities plus increased administrative costs associated with being a publicly traded company. Selling, general and administrative expenses for 1997 increased 74%, or $2,221,776. Within that category, selling expense increased by 89.7%, or $977,481 and as a percentage of net sales, selling expense rose from 5.5% to 6.8%, due primarily to increases in salaries associated with the acquisition of ATI. General and administrative expenses (G&A) increased $695,337, or 67.3%. As a percentage of net sales, G&A expenses increased from 5.2% in 1996 to 5.7% in 1997 with the increase caused by an increase in salaries and bonuses associated primarily with the acquisitions of ATI plus the higher legal, accounting and insurance fees associated with the Company's Common Stock being traded in the public markets. Directors and Officers insurance (D&O) increased from $10,000 annually to $75,895 annually as a result of the Company's IPO in February, 1997, while outside legal and accounting expenses (net of those directly supporting the IPO) increased by approximately $58,000 in 1997. Also in G&A, goodwill amortization increased by $224,361 resulting from a full 12 months amortization associated with the ATI acquisition in 1997 versus only two months in 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $179,154, or 36% in 1997. Most of the increase is due to costs associated with the start-up of the Company's new White Steel(R) production machine, which was brought on line during the later part of the third quarter.

MOVING COSTS. Moving costs in 1996 reflect the cost of moving to the new, Brunswick, Maine facility which move was completed in the first half of 1996. In connection with the move to the new facility, the Company recorded in 1995 an expense of $150,000 to cover the expenses estimated to be incurred for the restoration of the facilities being vacated. The repairs thought to be required when the expense was recorded did not materialize and therefore the unexpended amount of $147,545 as recognized as an addition to operating income in June 1996 which offset, to some extent, other increases in operating expenses.

INTEREST INCOME. Interest income of $319,071 was earned in 1997 and resulted from the investment of some of the net proceeds from the Company's IPO.

INTEREST EXPENSE. Interest expense increased as a result of the debt due to Burlington, which was incurred in November 1996 and partially retired in February 1997, in conjunction with the IPO. The remaining balance was converted into Common Stock in November 1997. Also, the Company had capitalized interest associated with the construction phase of new machines totaling $72,084 in 1997, up from only $14,022 in 1996.

MISCELLANEOUS INCOME. Miscellaneous income includes some of the impact of reimbursement of expenses related to expenditures on new technologies from a grant from the NIST in 1997 when the amount of $143,274 was included as a benefit to the 1997 statement of income. Cost of goods sold was credited for $24,166 of this amount while $119,108 was credited to other income. The reimbursement of certain expenditures from this grant resulted in a credit of $93,638 and $34,266 to cost of goods sold and recognition of $332,432 and $66,742 as other income in the 1996 and 1995 periods, respectively. Cash discounts, which are also included in miscellaneous income, earned through the early payment of trade debt, totaled $131,469 in 1997 and was achieved by utilization of some of the net proceeds of the Company's IPO.

INCOME TAXES. In 1997, the Company recorded income tax expense of $707,400, for an effective rate of 35.7%. In 1996, the Company recorded income tax expense at an effective rate of 36.1%.

1996 compared to 1995

Refer to the table in the section above comparing 1997 to 1996 for a summary of the changes in the net revenue and cost of goods sold accounts for 1996 compared to 1995.

NET SALES. The increase in net sales was attributable to increases in market share and existing end use applications as well as the acquisition of ATI in 1996. The increases in cost of goods sold and gross profit for 1996 were in line with the increases in net sales for the year.

OPERATING EXPENSES. Operating expenses for 1996 were affected by the inclusion of two months of ATI's operations. Selling, general and administrative expenses for 1996 increased by $937,528, or 45%. Within this category, selling expense increased $216,404, or 34.9%. Salaries and travel accounted for $62,230 and $80,045 of the selling expense increase respectively. Marketing expense increased $43,594, or 58.3% primarily as a result of special marketing programs. General and administrative expense (G&A) increased $385,054, or 55.8%. Within G&A, salaries increased by $106,843, or 39.4% due to increased number of employees as well as wage rate increases. Also in G&A, property taxes increased by $32,370 due to the relocation to the new building in Brunswick and the addition of a new machine; bad debt expense increased by $18,320; and $51,137 in goodwill amortization resulted from the purchase of ATI.

MOVING COSTS. Moving costs in 1996 reflect the cost of moving to the new Brunswick facility which move was completed in the first half of 1996. In connection with the move to the new facility, the Company recorded in 1995 an expense of $150,000 to cover the expenses estimated to be incurred for the restoration of the facilities being vacated. The repairs thought to be required when the expense was recorded did not materialize and therefore the unexpended amount of $147,545 was recognized as an addition to operating income in June 1996 which offset, to some extent, other increases in operating expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $89,791, or 22.0%. A large increase in this expense grouping was a $16,844 increase in outside professional fees.

OTHER INCOME. The increase in the interest expenses is due to the interest on the debt to Burlington for November and December 1996 in the amount of $122,582. Reimbursement of expenses related to expenditures on new technologies from a grant from the National Institute of Standards and Technology ("NIST") in the amount of $426,070 was included as a benefit to the 1996 Statement of Income. Cost of goods sold was credited for $93,638 of this amount while $332,432 was credited to other income. The reimbursement of certain expenditures from this grant resulted in a credit of $34,266 to cost of goods sold and recognition of $66,742 as other income in the 1995 period.

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

On October 30, 1997, (one year from the date of the acquisition of ATI), the outstanding balance of the convertible note to Burlington became convertible into Common Stock at a rate of $9.50 per share. On October 30, the Company called the remaining $3,648,250 outstanding under the convertible subordinated note and Burlington chose to convert the note into Common Stock in a two stage conversion: $1,500,000 was converted on November 7, 1997 into 157,894 shares of Common Stock at the exercise price of $9.50 per share. The remaining $2,148,250 was converted on November 17, 1997 into an additional 226,131 shares of Common Stock at the same exercise price of $9.50 per share. This completed the financing of the ATI acquisition and eliminated the remaining monthly interest expense of $28,882.

The Company used approximately $2.2 million of the net proceeds from the IPO to accelerate the payment of trade debt in order to take advantage of early payment discount incentives being offered by major suppliers.

OTHER CONSIDERATIONS. The TTI acquisition substantially reduced the liquidity of the Company. The Company continues to have an unused $2,500,000 revolving credit facility with its bank. The bank has committed to an increase in the credit facility of $1,500,000 to $4,000,000. Details of the arrangement are given in
Note 4 of Notes to the Consolidated Financial Statements of the Company.

Acquisition of Tech Textiles International Ltd.

On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. (TTI) based in Andover, UK from T&N plc for approximately $5.9 million in cash. The acquisition was made through The Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. The acquired business will be the Company's base of operations for the Company's continued expansion into Europe. TTI, is a composite reinforcement materials manufacturer of proprietary glass, carbon and other high modulus reinforcements which are used in applications in aerospace, automotive and wind generation. Located in a 25,000 square foot manufacturing facility, TTI employs 24 people with annual sales exceeding $6 million.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     Information contained in this report with respect to expected financial results and future events and trends is forward-looking, based on Management's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks.

     The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower that expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general for regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties in and unanticipated expenses of assimilating the operations of BTI Europe, including difficulties in cross-marketing products,
(ii) fluctuations in valuation of the pound Sterling versus other European currencies and (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in labor rates due to low unemployment or other factors, or the inability to control various expense categories.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of the Company are included in response to this item:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1996 and
    1997.

    Consolidated Statements of Income for the years ended
    December 31, 1995, 1996, and 1997.

    Consolidated Statements of Stockholder's Deficit for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Cash Flow for the years ended
    December 31, 1995, 1996 and 1997.

    Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Shareholders of BRUNSWICK TECHNOLOGIES, INC.:

     We have audited the accompanying consolidated balance sheets of Brunswick Technologies, Inc., and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Technologies, Inc., and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   /s/ COOPERS & LYBRAND L.L.P.

                                   ---------------------------------------------
                                   Coopers & Lybrand L.L.P.

Portland, Maine
February 20, 1998, except for Note 14,
as to which the date is March 2, 1998

                          BRUNSWICK TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Net Sales.........................................    $15,476,424    $19,815,711    $30,509,675
Cost of goods sold (raw material purchased from a
  stockholder amounted to $7,809,567 in 1995,
  $8,548,754 in 1996, and $8,933,450 in 1997......     11,978,978     15,317,619     22,807,179
                                                      -----------    -----------    -----------
          Gross Profit............................      3,497,446      4,498,092      7,702,496
Selling, general and administrative expenses......      2,084,712      3,022,240      5,244,016
Research and development expenses.................        408,247        498,038        677,192
Moving costs......................................          8,560        248,314             --
Facility repair costs.............................        150,000       (147,545)            --
                                                      -----------    -----------    -----------
          Operating income........................        845,927        877,045      1,781,288
                                                      -----------    -----------    -----------
Other Income (expense):
  Interest income.................................          4,732          4,102        319,071
  Interest expense................................       (128,854)      (255,931)      (328,415)
  Miscellaneous, net..............................         62,800        303,181        210,845
                                                      -----------    -----------    -----------
                                                          (61,322)        51,352        201,501
                                                      -----------    -----------    -----------
          Income before income tax................        784,605        928,397      1,982,789
                                                      -----------    -----------    -----------
Income tax (benefit) expense......................       (121,900)       335,000        707,400
                                                      -----------    -----------    -----------
          Net income..............................        906,505        593,397      1,275,389
                                                      -----------    -----------    -----------
Preferred stock dividend..........................       (450,120)      (450,120)       (50,561)
Accretion of preferred stock redemption value.....        (81,693)       (69,559)        (5,439)
                                                      -----------    -----------    -----------
Net income attributable to common stock...........    $   374,692    $    73,718    $ 1,219,389
                                                      ===========    ===========    ===========
Basic:
  Earnings per share..............................    $      1.33    $      0.25    $      0.29
  Weighted average common shares outstanding......        280,830        297,140      4,215,827
Diluted
  Earnings per share..............................    $      0.26    $      0.17    $      0.26
  Weighted average common shares outstanding......      3,460,445      3,498,302      4,936,033

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
                                         ASSETS
Current Assets:
  Cash......................................................  $   355,106    $   352,839
  Marketable securities available for sale..................           --      6,607,344
  Accounts receivable, net of allowance for doubtful
     accounts of $38,603 in 1996 and $46,087 in 1997........    2,619,399      2,978,229
  Inventories...............................................    3,262,850      3,308,031
  Refundable income taxes...................................       21,061             --
  Deferred income taxes.....................................      167,000        179,600
  Other current assets......................................      300,190        353,704
                                                              -----------    -----------
     Total current assets...................................    6,725,606     13,779,747
Property, plant & equipment
  Land and building.........................................      800,000        937,317
  Furniture and fixtures....................................      355,963        458,043
  Leasehold Improvements....................................       73,952         80,731
  Machinery and equipment...................................    5,114,646      6,477,110
  Vehicles..................................................       68,039         92,318
  Machine under construction................................    1,040,922        231,354
                                                              -----------    -----------
                                                                7,453,522      8,276,873
  Less accumulated depreciation and amortization............   (1,453,090)    (2,003,050)
                                                              -----------    -----------
     Net property, plant and equipment......................    6,000,432      6,273,823
                                                              -----------    -----------
Deferred charges............................................      512,679             --
Due from shareholder........................................           --         69,581
Other assets (net of accumulated amortization for patents of
  $799 and $1,185 in 1996 and 1997, respectively)...........       85,783         54,097
Goodwill (net of accumulated amortization of $51,327 and
  $321,898 in 1996 and 1997, respectively)..................    5,309,673      5,039,102
                                                              -----------    -----------
       Total assets.........................................  $18,634,173    $25,216,350
                                                              ===========    ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Bank overdraft............................................  $   300,809    $        --
  Note payable to bank......................................    1,179,968             --
  Current installments of long-term debt....................      297,758        100,000
  Due to stockholder........................................    1,044,559         83,854
  Accounts payable-trade....................................    1,785,384        538,601
  Accrued expenses..........................................      705,223        513,744
  Income taxes payable......................................           --        130,000
                                                              -----------    -----------
     Total current liabilities..............................    5,313,701      1,366,199
Long-term debt, excluding current installments..............    8,853,304        253,244
Deferred income taxes.......................................      121,900        370,000
Commitments Convertible preferred stock (liquidation
  preference of $6,641,317 in 1996).........................    6,589,209             --
Shareholders' equity (deficit):
  Preferred stock $10 par value; 1,000,000 shares
     authorized, none outstanding...........................           --             --
  Common stock, $0.0001 par value; 20,000,000 shares
     authorized, 301,624 outstanding in 1996 and 5,146,606
     outstanding in 1997....................................           30            515
  Additional paid in capital................................      463,989     24,714,963
  Treasury stock at cost: 3,300 shares in 1996 and 1997.....       (5,000)        (5,000)
  Accumulated deficit.......................................   (2,702,960)    (1,483,571)
                                                              -----------    -----------
     Total shareholders' equity (deficit)...................   (2,243,941)    23,226,907
                                                              -----------    -----------
       Total liabilities and shareholders' equity
        (deficit)...........................................  $18,634,173    $25,216,350
                                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                     COMMON STOCK      ADDITIONAL     TREASURY STOCK                       TOTAL
                                  ------------------     PAID-IN     ----------------   ACCUMULATED    SHAREHOLDERS'
                                   SHARES     AMOUNT     CAPITAL     SHARES   AMOUNT      DEFICIT     EQUITY (DEFICIT)
                                  ---------   ------   -----------   ------   -------   -----------   ----------------
BALANCE AT DECEMBER 31, 1994....    271,986    $ 27    $   392,617      --    $   --    $(3,151,370)    $(2,758,726)
Exercise of common stock
  options.......................     13,035       2          3,573      --        --             --           3,575
Exercise of warrants to purchase
  common stock..................      4,653      --         14,100      --        --             --          14,100
Repurchase of common stock......         --      --             --   (3,300)  (5,000)            --          (5,000)
Accrual of preferred stock
  dividend......................         --      --             --      --        --       (450,120)       (450,120)
Accretion of preferred stock
  redemption value..............         --      --             --      --        --        (81,693)        (81,693)
Net income......................         --      --             --      --        --        906,505         906,505
                                  ---------    ----    -----------   ------   -------   -----------     -----------
BALANCE AT DECEMBER 31, 1995....    289,674      29        410,290   (3,300)  (5,000)    (2,776,678)     (2,371,359)
Exercise of common stock
  options.......................      6,600      --            200      --        --             --             200
Issue of stock in acquisition of
  Advanced Textiles, Inc........      5,350       1         53,499      --        --             --          53,500
Accrual of preferred stock
  dividend......................         --      --             --      --        --       (450,120)       (450,120)
Accretion of preferred stock
  redemption value..............         --      --             --      --        --        (69,559)        (69,559)
Net income......................         --      --             --      --        --        593,397         593,397
                                  ---------    ----    -----------   ------   -------   -----------     -----------
BALANCE AT DECEMBER 31, 1996....    301,624      30        463,989   (3,300)  (5,000)    (2,702,960)     (2,243,941)
Accrual of preferred stock
  dividend......................         --      --             --      --        --        (50,561)        (50,561)
Accretion of preferred stock
  redemption value..............         --      --             --      --        --         (5,439)         (5,439)
Conversion of preferred shares
  to common stock...............  2,548,280     255      6,644,954      --        --             --       6,645,209
Issuance of common stock to
  public........................  1,700,000     170     13,741,499      --        --             --      13,741,669
Exercise of warrants to purchase
  common stock..................    178,089      18            (18)     --        --             --              --
Issuance of stock upon
  conversion of debt............    384,026      38      3,648,212      --        --             --       3,648,250
Exercise of common stock options
  under employee compensation
  plans including tax benefit of
  $215,000......................     34,587       4        216,327      --        --             --         216,331
Net income......................         --      --             --      --                1,275,389       1,275,389
                                  ---------    ----    -----------   ------   -------   -----------     -----------
BALANCE AT DECEMBER 31, 1997....  5,146,606    $515    $24,714,963   (3,300)  $(5,000)  $(1,483,571)    $23,226,907
                                  =========    ====    ===========   ======   =======   ===========     ===========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1995          1996           1997
                                                              -----------   -----------   ------------
Cash Flows from operating activities:
  Net income................................................  $   906,505   $   593,397   $  1,275,389
  Adjustments to reconcile net income to net provided by
    (used in) operating activities:
    Depreciation and amortization...........................      396,595       479,669        846,974
    Deferred taxes..........................................     (274,100)      229,000        235,500
    Loss (gain) on sale of property, plant and equipment....       (4,164)           --          4,500
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable............   (1,071,253)      172,493       (358,830)
      (Increase) in inventories.............................     (104,060)     (725,564)       (45,181)
      (Increase) decrease in refundable income taxes........      (16,000)       (5,061)        21,061
      (Increase) in other current assets....................      (51,684)     (176,721)       (53,514)
      (Increase) in due from stockholder....................           --            --        (69,581)
      Increase (decrease) in due to stockholder.............      622,888      (587,619)      (960,705)
      Increase (decrease) in accounts payable and accrued
        expenses............................................      597,585       721,129     (1,438,262)
      Increase (decrease) in income taxes payable...........       32,000       (32,000)       344,942
                                                              -----------   -----------   ------------
        Net cash provided by (used in) operating
          activities........................................    1,034,312       668,723       (197,707)
                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Acquisition of Advanced Textiles, Inc., net of cash
    required................................................           --      (294,512)            --
  Loss on sales of marketable securities....................           --            --          6,948
  Purchases of marketable securities........................                               (96,947,023)
  Sale of marketable securities.............................                                90,332,731
  Purchases of property, plant and equipment................     (899,271)   (1,132,236)      (855,908)
  Proceeds from sale of property, plant and equipment.......       12,126            --          2,000
  (Increase) decrease in other assets.......................      (36,140)       17,687         31,300
                                                              -----------   -----------   ------------
        Net cash used in investing activities...............     (923,285)   (1,409,061)    (7,429,952)
                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Increase (decrease) in bank overdraft.....................       97,406        84,187       (300,809)
  Net proceeds (repayments) under line of credit............      (80,000)    1,179,968     (1,179,968)
  Proceeds from long-term debt borrowings...................           --       321,375             --
  Repayment of long-term debt...............................      (20,662)      (92,946)    (5,149,568)
  Net principal repayments under capital lease
    obligations.............................................       (5,293)       (2,620)            --
  Net proceeds received from issuance of common stock to
    public..................................................           --            --     14,682,689
  Proceeds from exercise of common stock options and
    warrants................................................       17,675           200          1,389
  Transactional expenses associated with issuance of
    stock...................................................           --      (512,679)      (428,341)
  Repurchase of common stock................................       (5,000)           --
                                                              -----------   -----------   ------------
        Net cash provided by financing activities...........        4,126       977,485      7,625,392
                                                              -----------   -----------   ------------
        Net increase (decrease) in cash.....................      115,153       237,147         (2,267)
Cash at beginning of period.................................        2,806       117,959        355,106
                                                              -----------   -----------   ------------
Cash at end of period.......................................  $   117,959   $   355,106   $    352,839
                                                              ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (including interest capitalized of $14,022 in
      1996 and $72,064 in 1997).............................  $   128,276   $   141,886   $    528,889
    Income taxes............................................  $   136,200   $   168,626   $    100,300
  Acquisition of Advanced Textiles, Inc. net of cash
    acquired:
    Working capital, other than cash........................                $ 1,259,027
    Property, land and equipment............................                  1,537,675
    Goodwill................................................                  5,360,810
    Convertible note due to seller..........................                 (7,296,500)
    Other amount due to seller..............................                   (513,000)
    Issuance of common stock................................                    (53,500)
                                                                            -----------
    Net cash used to acquire Advanced Textiles, Inc.........                $   294,512
                                                                            ===========
  Noncash financing activities:
    Conversion of preferred stock into common stock in
      February 1997.........................................                $ 6,645,209
    Conversion of debt into common stock in November 1997...                $ 3,648,250

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Brunswick Technologies, Inc. is a developer and manufacturer of stitchbonded engineered composite reinforcement fabrics made from glass, carbon and other fibers. Its products are used worldwide in a diverse range of products, including those used in the marine, automotive, oil & gas, construction, and transportation industries.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over estimated useful lives as follows:

                                                                YEARS
                                                                -----
Buildings...................................................      30
Furniture and fixtures......................................     2-7
Machinery and equipment.....................................    4-15
Vehicles....................................................       5

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

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Grants

     Revenues from government agencies research grants are recognized when reimbursable expenses are incurred.

  Revenue Recognition

     Revenues are recognized when finished goods are shipped to customers or services rendered, with appropriate provision for uncollectible accounts.

  Stock Split and Authorized Shares

     On January 6, 1997, the Board of Directors approved a 33 to 1 stock split of the Company's common stock to be effective immediately prior to the effective date of the registration statement for the Company's initial public offering on February 10, 1997 (see Note 12). All share and per share amounts have been retroactively restated to reflect this stock split. In addition, on August 14, 1996 the Board and the shareholders approved an increase in the authorized shares of common stock to 20,000,000 shares, to be effective immediately prior to the effective date of the registration statement. The Board and the shareholders also authorized the creation of a new undesignated class of preferred stock consisting of 1,000,000 shares, $10 par value.

  Computation of Earnings per Share

     Statement of Financial Accounting Standard no. 128, "Earnings Per Share" provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which during 1995, 1996 and 1997 were 280,830, 297,140 and 4,215,827 respectively. Diluted earnings per share is computed using income available to common shareholders and weighted average common shares outstanding during the period after considering the potential dilutive effect of common stock equivalents based on the treasury stock method. The diluted weighted average number of common shares outstanding for 1995, 1996 and 1997 were 3,460,445, 3,498,302 and 4,936,033, respectively. All prior period earnings per share data has been restated to conform to the provisions of this statement.

  Marketable Securities

     Marketable securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders equity. Marketable securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. At December 31, 1997 the cost of marketable securities approximated fair value. Contractual maturities for debt securities classified as available for sale were between one and six months, except for one security which matures in 2015.

  Fair Value of Financial Instruments

     At December 31, 1997, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1997, based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

  Foreign Exchange

     Forward foreign exchange contracts are used to hedge committed foreign currency sales. Realized and unrealized gains and losses on these contracts are recorded in net income in the same period in which the hedged transactions affect earnings. The Company had $326,000 of forward foreign currency exchange contracts outstanding at December 31, 1997. The unrealized gain on the open contracts at December 31, 1997 was approximately $13,000.

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Goodwill

     Goodwill, which represents the excess of the cost of the ATI acquisition over the fair value of ATI's net assets at the date of the acquisition, is being amortized over 20 years.

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

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The requirements of the pronouncement are effective for the Company's fiscal year beginning after December 15, 1997 and are not expected to have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131 Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 will require that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement are effective for financial statements for the periods beginning after December 15, 1997. The Company has not determined what, if any, effect this will have on its financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the presentation used in the 1997 financial statements.

1. ACQUISITION OF ADVANCED TEXTILES, INC.

     On October 30, 1996, the Company acquired ATI, a subsidiary of Burlington Industries, Inc. for a total acquisition cost of $8,359,000, payable through the issuance of a note for $7,296,500 convertible into the Company's common stock at $9.50 per share; deferred cash payments discounted to $513,000; the issuance of common stock valued at $53,500 to a minority shareholder in ATI; cash payments of $351,000; and acquisition costs of $325,000. The acquisition was accounted for under the purchase method of accounting. The fair market value of the assets acquired is estimated at $3,178,000, resulting in goodwill of $5,361,000 which amount is being amortized over 20 years.

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1995 are as follows:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------
Net sales.................................................       $26,444       $28,475
                                                                 =======       =======
Net income................................................       $ 2.804       $   686
                                                                 =======       =======
Diluted earnings per share................................       $  0.81       $  0.20
                                                                 =======       =======

2.  INVENTORIES

     Inventories consist of the following components:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
Raw materials.............................................    $  576,275    $  752,428
Work in progress..........................................       653,026       706,353
Finished goods............................................     2,033,549     1,849,250
                                                              ----------    ----------
                                                              $3,262,850    $3,308,031
                                                              ==========    ==========

3.  DEBT

     Long term debt consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------     ---------
5.75% note payable to a financial institution, paid in
  full in January 1997....................................    $    9,095     $      --
Equipment term loan payable to a bank, paid in full in
  February 1997...........................................     1,425,414            --
9.50% convertible subordinated note incurred in the
  purchase of ATI.........................................     7,296,500            --
Non-interest bearing obligation incurred in the purchase
  of ATI, discounted at 8.25%.............................       420,053       353,244
                                                              ----------     ---------
                                                               9,151,062       353,244
Less current installments.................................      (297,758)     (100,000)
                                                              ----------     ---------
Long term debt, excluding current installments............    $8,853,304     $ 253,244
                                                              ==========     =========

     The schedule of maturities of long-term debt at December 31, 1997, are as follows:

1998....................................................    $100,000
1999....................................................     100,000
2000....................................................     100,000
2001....................................................      53,244
Thereafter..............................................           0
                                                            --------
                                                            $353,244
                                                            ========

     In June 1997, the Company renegotiated its existing debt facility with a bank. The new agreements allows unsecured borrowings up to $2.5 million. At the Company's option, interest is charged at either the bank's prime rate or the London Interbank Borrowing Rate (LIBOR), plus 1.75%. There is an unused line fee of 1/8 of 1% of the unused portion and there were no borrowings outstanding at December 31, 1997. The line of credit expires on June 1, 1998. At December 31, 1996, $1,179,968 was outstanding under its debt facility at a weighted average rate of 8.25%.

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the equipment term loan at the Company's option, interest is charged at either the bank's prime rate or LIBOR, plus 2.25%. At December 31, 1996, the Company had elected a nine month LIBOR rate to be effective through March 1, 1997 and which equaled 8% including the 2.25% mark up. This loan was paid in full on February 10, 1997.

     The terms of the convertible subordinated note required payment of $3,648,250 of principal within seven months after the completion of the Company's initial public offering; this amount was paid in February 1997 (see
Note 12). The remaining principal amount of the convertible note was converted into 384,027 shares of common stock in November 1997. The non-interest bearing obligation is payable in annual installments of $100,000 on December 15 of each year until the entire obligation is paid. In addition, the annual payment may be increased by an amount up to $100,000 based on certain income tax effects experienced by the holder of the note. The obligation has been discounted at 8.25% and no increase in the annual payment had been required through December 31, 1997.

4.  LEASES

     Commencing January 1, 1996, the Company began leasing a newly constructed manufacturing facility. The lease term is for ten years with an option to renew for an additional five years. The Company has the option to purchase the facility at fair market value at any time between the end of the fifth year of the lease and the end of lease. In July 1997 the Company agreed to an increase in the lease in exchange for the fit-out of additional space. In connection with the vacating of its former facility in December 1995, the Company recorded $150,000 as its estimated cost to make repairs to the premises as specified in its lease agreement. However, this estimate was not realized and $147,545 was reversed in June 1996. In connection with the relocation to its new facility, the Company recorded a separate operating expense for the cost of the move, which included the rental expense for the old facility for the six months through June 30, 1996. The Company also has operating leases for equipment and a vehicle. Total rental expense under all operating leases was $176,558, $288,454 and $346,400 for the years ended December 31, 1995, 1996 and 1997 respectively.

     At December 31, 1997, future minimum lease payments under all non-cancelable leases are as follows:

                                                        OPERATING LEASES
                                                        ----------------
1998................................................       $  221,799
1999................................................          218,430
2000................................................          207,196
2001................................................          198,062
2002................................................          201,188
Thereafter..........................................          633,516
                                                           ----------
                                                           $1,680,191
                                                           ==========

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  CONVERTIBLE PREFERRED STOCK

     The Company's convertible preferred stock, no par value consists of four series whose activity is shown in the following table:

                                     SERIES AA              SERIES BB               SERIES C                SERIES D
                                 ------------------   ---------------------   ---------------------   ---------------------
                                 SHARES    AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                 ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER 31, 1994...  3,657    $ 316,920    33,167   $ 2,111,196    18,000   $ 1,153,063    16,000   $ 1,956,538
Accrual of preferred stock
 dividend......................     --       18,285        --       165,835        --        90,000        --       176,000
Accretion of preferred stock
 redemption value..............     --       39,818        --        18,650        --         7,089        --        16,136
                                 ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER 31, 1995...  3,657      375,023    33,167     2,295,681    18,000     1,250,152    16,000     2,148,674
Accrual of preferred stock
 dividend......................     --       18,285        --       165,835        --        90,000        --       176,000
Accretion of preferred stock
 redemption value..............     --       35,869        --        15,080        --         5,715        --        12,895
                                 ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER 31, 1996...  3,657      429,177    33,167     2,476,596    18,000     1,345,867    16,000     2,337,569
Accrual of preferred stock
 dividend......................     --        2,054        --        18,828        --        10,110        --        19,770
Accretion of preferred stock
 redemption value..............     --        2,805        --         1,179        --           447        --         1,008
Conversion of preferred
 stock.........................  (3,657)   (434,036)  (33,167)   (2,496,403)  (18,000)   (1,356,423)  (16,000)   (2,358,347)
                                 ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER 31, 1997...      0    $       0         0   $         0         0   $         0         0   $         0
                                 ======   =========   =======   ===========   =======   ===========   =======   ===========

                                   TOTAL CONVERTIBLE
                                   PREFERRED SHARES
                                 ---------------------
                                 SHARES      AMOUNT
                                 -------   -----------
BALANCE AT DECEMBER 31, 1994...   70,824   $ 5,537,717
Accrual of preferred stock
 dividend......................       --       450,120
Accretion of preferred stock
 redemption value..............       --        81,693
                                 -------   -----------
BALANCE AT DECEMBER 31, 1995...   70,824     6,069,530
Accrual of preferred stock
 dividend......................       --       450,120
Accretion of preferred stock
 redemption value..............       --        69,559
                                 -------   -----------
BALANCE AT DECEMBER 31, 1996...   70,824     6,589,209
Accrual of preferred stock
 dividend......................       --        50,561
Accretion of preferred stock
 redemption value..............       --         5,439
Conversion of preferred
 stock.........................  (70,824)   (6,645,209)
                                 -------   -----------
BALANCE AT DECEMBER 31, 1997...        0   $         0
                                 =======   ===========

     Shares of all series of preferred stock are entitled to cumulative dividends at the rate of 10% per annum of the original price. In addition, shares of preferred stock have a liquidation preference. On February 10, 1997, the date of the closing of the Company's initial public offering, all of the Company's four series of outstanding preferred stock were converted to 2,337,192 shares of common stock. In addition, holders of shares of preferred stock received 211,088 shares of common stock in payment of accrued dividends of $2,005,342 as of the date of conversion.

6.  CAPITAL STOCK

     The Company has three employee stock option plans, one each established in 1991, 1994 and 1997. The plans reserve for issuance a total of 990,000 common shares. Options granted prior to June 29, 1995 vest at a rate of 20% per year beginning on the date of the grant. Options granted on June 29, 1995 and after vest at 20% per year beginning one year after the date of grant. All the shares available in the 1991 and 1994 plans have been granted. The Company's 1997 Equity Incentive Plan was adopted by the Board of Directors on January 22, 1997 and approved by the shareholders at a meeting held on January 23, 1997. A total of 421,740 shares of Common Stock have been reserved for awards under the 1997 Plan. Pursuant to the 1997 Plan, a committee of the Board of Directors is authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or similar securities defined thereunder, all in its discretion, to key individuals, consultants and directors of the Company or one of its affiliates. At December 31, 1997, 374,240 shares remained available to be granted.

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of changes in common stock options during 1995, 1996, and 1997 is:

                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                                -------    ----------------
Outstanding grants at December 31, 1994.....................    451,539         $0.58
  Granted...................................................     83,325         $1.52
  Exercised.................................................    (13,035)        $0.27
  Canceled..................................................     (4,290)        $1.10
                                                                -------         -----
Outstanding grants at December 31, 1995.....................    517,539         $0.74
  Granted...................................................      9,900         $9.50
  Exercised.................................................     (6,600)        $0.03
  Canceled..................................................         --            --
                                                                -------         -----
Outstanding grants at December 31, 1996.....................    520,839         $0.91
  Granted...................................................     48,000         $9.50
  Exercised.................................................    (34,587)        $0.15
  Canceled..................................................     (1,500)        $9.50
                                                                -------         -----
Outstanding grants at December 31, 1997.....................    532,752         $1.66
                                                                =======         =====
Options exercisable at December 31, 1995....................    363,429         $0.36
                                                                =======         =====
Options exercisable at December 31, 1996....................    408,969         $0.47
                                                                =======         =====
Options exercisable at December 31, 1997....................    374,217         $0.59

     The weighted average grant date fair values of options granted during 1995, 1996 and 1997 were $0.42, $2.64 and $4.85, respectively.

                    OPTIONS OUTSTANDING AT DECEMBER 31, 1997

                                                             WEIGHTED AVERAGE
                                                          ----------------------
                                                                      REMAINING                     WEIGHTED
                                              NUMBER      EXERCISE   CONTRACTUAL     NUMBER         AVERAGE
         RANGE OF EXERCISE PRICE            OUTSTANDING    PRICE        LIFE       EXERCISABLE   EXERCISE PRICE
         -----------------------            -----------   --------   -----------   -----------   --------------
$0.03-0.16................................    232,977      $0.04     3.5 years..     232,977         $0.04
$1.50-1.60................................    241,725      $1.52     6.5 years..     141.240         $1.52
$9.50.....................................     58,050      $9.50     9.1 years..          --            --

     In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standard (SFAS) No. 123 Accounting for Stock-Based Compensation." This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1995        1996        1997
                                             --------    --------    --------
Net income:
  As reported..............................  $906,505    $593,397    $1,275,389
                                             ========    ========    ========
  Pro Forma................................  $904,962    $585,920    $1,237,985
                                             ========    ========    ========
Diluted earnings per share:
  As reported..............................  $   0.26    $   0.17    $   0.26
                                             ========    ========    ========
     Pro Forma.............................  $   0.26    $   0.17    $   0.25
                                             ========    ========    ========

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of stock options in the pro forma accounts for fiscal 1995, 1996 and 1997 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant at its minimum value using the following weighted average assumptions for 1995, 1996 and 1997: risk-free interest rates of
6.2 -- 6.5%, expected life of five years and no dividend yield and 50% volatility in 1997 only.

     In conjunction with the issuance of the preferred stock, the Company issued warrants for the purchase of its common stock. Each warrant was exercisable for one share of common stock. In 1995, warrants were exercised to purchase 4,653 common shares at $3.03 per share. In 1997, 211,200 warrants were exercised on a "cashless" basis by non-employee shareholders which resulted in 178,089 shares of common stock being issued.

     Also in conjunction with the IPO, the Company granted the Underwriter Warrants to purchase 125,000 shares of common stock at a price 20% higher than the initial offering price of $9.50. The warrants became exercisable 1 year following the IPO.

8.  CONCENTRATION OF CREDIT RISK

     The Company utilizes a national distribution system that sells to approximately 600-700 end users. Four individual distributors accounted for approximately 78% and 76% of the Company's 1995 and 1996 revenues, respectively. In 1997, five individual distributors accounted for approximately 68% of the Company's revenues in 1997. The same distributors represented 38% of the Company's account receivable balances at December 31, 1997.

9.  INCOME TAXES

     Income tax (benefit) expense consists of the following:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1995         1996        1997
                                            ---------    --------    --------
Current:
  Federal.................................  $ 120,200    $103,000    $441,400
  State...................................     32,000       3,000      30,500
                                            ---------    --------    --------
                                              152,200     106,000     471,900
                                            ---------    --------    --------
Deferred
  Federal.................................   (214,600)     36,000     242,500
  State...................................    (59,500)    193,000      (7,000)
                                            ---------    --------    --------
                                             (274,100)    229,000     235,500
                                            ---------    --------    --------
Total tax (benefit) expense...............  $(121,900)   $335,000    $707,400
                                            =========    ========    ========

     The actual income tax (benefit) expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                 FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                         ------------------------------------
                                            1995         1996         1997
                                         ----------    ---------    ---------
Computed expected income tax...........  $  267,000    $ 315,000    $ 674,000
State income taxes.....................      47,000       54,000       78,500
Change in valuation allowance..........    (439,100)          --           --
Other..................................       3,200      (34,000)     (45,100)
                                         ----------    ---------    ---------
Total tax (benefit) expense............  $ (121,900)   $ 335,000    $ 707,400
                                         ==========    =========    =========

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following at:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1996          1997
                                                     ----------    ----------
Deferred Tax assets (liabilities):
  Reserve..........................................  $   23,000    $   65,800
  Net operating loss carryforward..................     264,000       186,500
  Alternative minimum tax credit carryforward......     283,000       238,000
  Compensation.....................................      29,000        39,000
  Other............................................       4,100        78,300
  Depreciation and amortization....................    (558,000)     (798,000)
                                                     ----------    ----------
          Net deferred tax assets..................  $   45,100    $ (190,400)
                                                     ==========    ==========
  Current deferred tax assets......................  $  167,000    $  179,600
                                                     ==========    ==========
  Non-current deferred tax liabilities.............  $ (121,900)   $ (370,000)
                                                     ==========    ==========

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $504,000, which expire at various dates through 2006. Under Internal Revenue Code Section 382, utilization of net operating loss carryforwards may be limited in the event of changes in the ownership structure of the Company. Such a change occurred in 1990, and the net operating loss carryforwards are limited for utilization at approximately $95,000 per year. In addition, the Company has alternative minimum tax credit carryforwards of approximately $238,000 which have no expiration date. The company has not established a valuation allowance against the deferred tax assets at December 31, 1996 and 1997.

10.  RELATED PARTY

     The Company purchases a significant portion of its raw materials inventory from a stockholder. For the years ended December 31, 1995, 1996 and 1997, purchases of raw materials were $7,809,567, $8,548,754 and $8,933,450 respectively. At December 31, 1996, and 1997, the Company had due this stockholder, $1,044,559 and $83,854, respectively, for purchases of raw materials. In addition, the Company was obligated under a non-interest bearing note payable to the stockholder, payable in quarterly installments of $17,500 through April 1997. Amounts due under this note at December 31, 1996 were $32,500 The note was paid off in April 1997.

11.  NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY (NIST) GRANT

     The Company is a participant in a consortium to develop a manufacturing competency to replace wood, steel, and concrete with high performance composites. The project has been awarded a grant by NIST whereby 50% of the project's costs will be reimbursed. In 1995, the Company incurred project eligible costs of $201,936 and applied for reimbursement of $100,968, for which the Company has recorded miscellaneous income of $66,742 and reduced cost of goods sold by $34,226. In 1996 the Company incurred project eligible costs of, and applied for reimbursement for, $426,070, for which the Company has recorded miscellaneous income $332,432 and reduced cost of goods sold by $93,638. In 1997, the Company incurred eligible costs and applied for reimbursement for $143,274 for which the Company has recorded miscellaneous income of $119,108 and reduced cost of goods sold by $24,166.

12.  INITIAL PUBLIC OFFERING

     On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,500,000 shares, with 1,700,000 new shares being sold by the Company and 800,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after all offering expenses, of approximately $13.7 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note plus accrued interest thereon (see

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 3). With the remaining proceeds, the Company also paid off the balance of its bank debt, approximately $2.6 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1 million) were offset against stockholders equity upon completion of the offering.

     Pursuant to the terms of the preferred stock agreements, the outstanding shares of preferred stock were automatically converted to common stock, on the consummation of the Company's initial public offering. As a result, 70,824 shares of preferred stock were converted to 2,337,192 shares of common stock. In addition, on August 14, 1996, the Board of Directors approved the issuance of common stock in lieu of cash payment of the cumulative preferred dividend. This resulted in an additional 211,088 shares of common stock being issued to holders of preferred stock as of the closing of the offering. In addition, the Board approved the grant of stock to Directors totaling 1,000 shares (subsequently increased to 2,000 shares), to be issued at the closing of the offering.

13.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                      1995                           1996                             1997
                          ----------------------------   -----------------------------   -------------------------------
                            NET                  PER       NET                   PER        NET                    PER
                           INCOME     SHARES    SHARE     INCOME     SHARES     SHARE      INCOME      SHARES     SHARE
                          --------   --------   ------   --------   ---------   ------   ----------   ---------   ------
Basic EPS...............  $374,692    280,830   $1.33    $ 73,718     297,140   $0.25    $1,219,389   4,215,827   $0.29
Effect of dilutive
  securities:
Conversion of
  Preferred.............   531,813   2,548,280            519,679   2,548,280                56,000     283,142
Conversion of Stock
  Options...............              631,335                         652,882                           437,064
                          --------   --------            --------   ---------            ----------   ---------
Diluted EPS.............  $906,505   3,460,445  $0.26    $593,397   3,498,302   $0.17    $1,275,389   4,936,033   $.026
                          ========   ========            ========   =========            ==========   =========

     The conversion of the Company's convertible subordinated note was anti-dilutive and has been excluded from Diluted EPS in 1995, 1996 and 1997. The note was converted in November 1997.

14.  SUBSEQUENT EVENT

  Acquisition of Tech Textiles International LTD.

     On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. (TTI) based in Andover, UK from T&N plc for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. and will be accounted for using the purchase method of accounting. TTI, is a composite reinforcement materials manufacturer of proprietary glass, carbon and other high modulus reinforcements which are used in applications such as aerospace, automotive and wind generation. Located in a 25,000 square foot manufacturing facility, TTI currently employs 24 people with annual sales exceeding $6,000,000.

                          BRUNSWICK TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial results by quarter for the fiscal year ended December 31, 1997 and 1996 are summarized below and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                                        MARCH      JUNE      SEPTEMBER     DECEMBER
                                                       -------    -------    ----------    ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
1997
Net sales............................................  $7,332     $8,073       $7,603       $7,502
Cost of sales........................................   5,448      5,872        5,682        5,805
Net income...........................................     287        446          446           97
Income applicable to common shares...................     231        446          446           97
Diluted EPS..........................................  $ 0.07     $ 0.09       $ 0.09       $ 0.02
1996
Net sales............................................  $4,744     $4,433       $4,246       $6,392
Cost of sales........................................   3,631      3,353        3,381        4,953
Net income...........................................     135        192           66          200
Income applicable to common shares...................       5         62          (74)          81
Proforma Diluted EPS.................................  $ 0.04     $ 0.06       $ 0.02       $ 0.06

16.  401K PLAN

     The Company sponsors a 401K retirement savings plan. Under the plan, the Company will make matching contributions of at least 25% of a participant's contribution up to 6% of the participant 's eligible compensation, subject to limitations required by governmental laws or regulations. No contributions were made to the plan in 1995 or 1996. Company contributions to the plan in 1997 were $6,906.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 13, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 1998. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) Financial Statements

     The following described consolidated financial statements of the Company are included in this report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1997.

     Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

     Consolidated Statements of Stockholder's Deficit for the years ended December 31, 1995, 1996 and 1997.

     Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1996 and 1997.

     Notes to Consolidated Financial Statements

     Financial Statement Schedules: Schedules are omitted because not applicable or the information is included elsewhere herein.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2       Agreement by and among the Registrant, Brunswick
          Technologies Europe Limited, T&N PLC and Tech Textiles
          International Limited, dated as of March 2, 1998.
          Incorporated by reference to Exhibit 2 to the Registrant's
          Report on Form 8-K dated March 2, 1998.
 *3.1     Amended and Restated Articles of Incorporation of the
          Registrant.
 *3.2     Third Restated Bylaws of the Registrant.
 *4.1     Amended and Restated Registration Rights Agreement dated
          August 25, 1993.
 *4.2     Amendment No. 1 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.3     Amendment No. 2 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.4     Form of Josephthal Warrant.
 *4.5     Specimen Stock certificate for shares of Common Stock.
 *4.6     Amendment No. 3 to Registration Rights Agreement dated
          February 3, 1997.
*10.1     Loan Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.2     Security Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.3     Demand Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.4     Supply Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated August 25, 1993 (confidential
          portion of which have been omitted and filed separately with the Commission under a request for confidential treatment
          pursuant to Rule 406 under the Securities Act).
*10.5     Private Activity Bond Requirements Certificate of Brunswick
          Technologies, Inc. dated December 1, 1995.
*10.6     Lease Agreement between the Registrant and Brunswick
          Development Corporation dated August 1, 1995.
*10.7     Collaborative Agreement between the Registrant and E.I. du
          Pont de Nemours and Company, Inc., et al.
*10.8     Financial Advisory Agreement and Indemnification Agreement
          between the Registrant and Josephthal Lyon & Ross
          Incorporated.
*10.9     Installment Promissory Note between the Registrant and
          Vetrotex CertainTeed Corp. dated March 31, 1992.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
*10.10    Security Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated March 31, 1992.
*10.11    Stock Purchase Agreement among the Registrant, Burlington
          Industries, Inc. and Peter L. DeWalt dated October 22, 1996 and First Amendment to Stock Purchase Agreement dated
          October 29, 1996.
*10.12    Registration Rights Agreement among the Registrant,
          Burlington Industries, Inc., and Peter L. DeWalt, dated
          October 30, 1996.
*10.13    Employment Agreement between Advanced Textiles, Inc., a
          subsidiary of the Registrant, and Peter L. DeWalt, dated
          October 30, 1996.
*10.14    Convertible Subordinated Promissory Note made by the
          Registrant in favor of Burlington Industries, Inc. dated
          October 30, 1996.
*10.15    Recapitalization Agreement among the Registrant and the
          holders of its common stock.
*10.16    Term Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.17    First Amendment to Term Note dated December, 1996.
*10.18    First Amendment to Loan Agreement dated December, 1996.
*10.19    First Amendment to Demand Note dated December, 1996.
*10.20    First Amendment to Security Agreement dated December, 1996.
*10.21    1991 Stock Option Plan.
*10.22    Amendment No. 1 to 1991 Stock Option Plan.
*10.23    1994 Employee Stock Option Plan.
*10.24    Amendment No. 1 to 1994 Employee Stock Option Plan.
*10.25    1997 Equity Incentive Plan.
*10.26    Form of Common Stock Purchase Warrant.
*10.27    Form of Amendment No. 1 to Common Stock Purchase Warrant.
 10.28    Agreement regarding lending arrangements dated June 6, 1997.
 21       Registrant's subsidiaries.
 23       Consent of Coopers & Lybrand L.L.P.
 27.1     Financial Data Schedule.
 27.2     Financial Data Schedule (Restated).
 27.3     Financial Data Schedule (Restated).

---------------

* Previously filed and incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-10721).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 1998.

                                          BRUNSWICK TECHNOLOGIES, INC.
                                              /s/ MARTIN S. GRIMNES
                                          By:
                                          --------------------------------------

                                            Martin S. Grimnes
                                            Principal Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
            /s/ MARTIN S. GRIMNES              Principal Executive Officer and Director  April 2, 1998
---------------------------------------------
              Martin S. Grimnes

              /s/ DAVID M. COIT                Director                                  April 2, 1998
---------------------------------------------
                David M. Coit

            /s/ WILLIAM M. DUBAY               President, Principal Operating Officer    April 2, 1998
---------------------------------------------  and Director
              William M. Dubay

            /s/ DONALD R. HUGHES               Director                                  April 2, 1998
---------------------------------------------
              Donald R. Hughes

             /s/ MAX G. PITCHER                Director                                  April 2, 1998
---------------------------------------------
               Max G. Pitcher

             /s/ DAVID E. SHARPE               Director                                  April 2, 1998
---------------------------------------------
               David E. Sharpe

            /s/ PETER N. WALMSLEY              Director                                  April 2, 1998
---------------------------------------------
              Peter N. Walmsley

              /s/ ALAN CHESNEY                 Treasurer and Principal Financial and     April 2, 1998
---------------------------------------------  Accounting Officer
                Alan Chesney

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
 2        Agreement by and among the Registrant, Brunswick
          Technologies Europe Limited, T&N PLC and Tech Textiles
          International Limited, dated as of March 2, 1998.
          Incorporated by reference to Exhibit 2 to the Registrant's
          Report on Form 8-K dated March 2, 1998.
10.28     Agreement regarding lending arrangements dated June 6, 1997.
21        Registrant's subsidiaries.
23        Consent of Coopers & Lybrand L.L.P.
27.1      Financial Data Schedule.
27.2      Financial Data Schedule (Restated).
27.3      Financial Data Schedule (Restated).