Form 10-Q
period 1998-03-31
BRUNSWICK TECHNOLOGIES INC
filed 1998-05-20
CIK 826075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______ To ______.

                         Commission File Number 0-22089

                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

           Maine                                                 01-0405052
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

43 Bibber Parkway, Brunswick, ME                                    04011
(Address of principal executive offices)                          (Zip Code)

                                 (207) 729-7792
               Registrant's telephone number including area code:

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes /X/ No / /

         The registrant had 5,161,014 shares of Common Stock, $.0001 par value, outstanding as of May 14, 1998.

                           BRUNSWICK TECHNOLOGIES INC.

                                      INDEX

                                                                        PAGE NO.

PART I. Financial information.

         Item 1. Financial Statements

                  Consolidated statements of income for the three months
                           ended March 31, 1998 and 1997.                      3

                  Consolidated balance sheets as of March 31, 1998
                           and December 31, 1997.                              4

                  Consolidated statements of cash flows for the three months
                           ended March 31, 1998 and 1997.                      5

                  Consolidated statement of Comprehensive Income for the
                           three months ended March 31, 1998 and 1997.         6

                  Notes to consolidated financial statements.                7-8

                  Report of Independent Accountants.                           9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations.                                  10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.                                                11

PART II. Other Information.

         Item 6. Exhibits and Reports on Form 8-K.                            11

Signatures                                                                    11

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except share information)

                                                                  For the Three Months Ended
                                                                           March 31
                                                                    ----------------------
                                                                     1998           1997
                                                                    -------        -------
                                                                          Unaudited
Net Sales ...................................................       $ 9,048        $ 7,332
Cost of goods sold (raw material purchased from a stockholder
     amounted to $1,958 in 1998 and $1,991 in 1997)..........         6,856          5,448
                                                                    -------        -------
          Gross Profit ......................................         2,192          1,884
Selling, general and administrative expenses ................         1,495          1,232
Research and development expenses............................           160            107
                                                                    -------        -------
          Operating income ..................................           537            545
                                                                    -------        -------
Other Income (expense):
     Interest income.........................................            51             54
     Interest expense .......................................            (3)          (162)
     Miscellaneous, net .....................................            68             33
                                                                    -------        -------
                                                                        116            (75)
                                                                    -------        -------
          Income before income tax ..........................           653            470
Income tax expense ..........................................           235            183
                                                                    -------        -------
          Net income ........................................           418            287
                                                                    -------        -------
Preferred stock dividend ....................................            --            (51)
Accretion of preferred stock redemption value ...............            --             (5)
                                                                    -------        -------
Net income attributable to common stock .....................       $   418        $   231
                                                                    =======        =======
Basic:
         Earnings per share .................................       $  0.08        $  0.09
         Weighted average common shares outstanding .........         5,150          2,663
Diluted
         Earnings per share .................................       $  0.08        $  0.07
         Weighted average common shares outstanding .........         5,466          4,280

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                                 March 31,      December 31,
                                                                                   1998            1997
                                                                                 --------        --------
                                                                                        Unaudited
                                     ASSETS

Current Assets:
     Cash ................................................................       $    484        $    353
     Marketable securities available for sale ............................             --           6,607
     Accounts receivable, net of allowance for doubtful
         accounts of $49 in 1998 and $46 in 1997 .........................          5,708           2,909
     Inventories .........................................................          4,896           3,308
     Deferred income taxes ...............................................            180             179
     Other current assets ................................................            653             354
                                                                                 --------        --------
       Total current assets ..............................................         11,921          13,710
Property, plant & equipment
     Land and building ...................................................            957             937
     Furniture and fixtures ..............................................            521             458
     Leasehold Improvements ..............................................             89              81
     Machinery and equipment .............................................          8,210           6,375
     Machine under construction ..........................................            326             231
     Vehicles ............................................................             92              92
     Management information system .......................................            241             102
                                                                                 --------        --------
                                                                                   10,436           8,276
     Less accumulated depreciation and amortization ......................         (2,160)         (2,003)
                                                                                 --------        --------
         Net property, plant and equipment ...............................          8,276           6,273
                                                                                 --------        --------
Due from shareholder .....................................................             51              70
     Investment in European Technology (net of accumulated
         amortization of $12) ............................................          2,224              --
     Other assets (net of accumulated amortization for patents of
         $3 and $1 in 1998 and 1997, respectively) .......................            102             124
     Goodwill (net of accumulated amortization of $377 and $322 in 1998
         and 1997, respectively) .........................................          5,804           5,039
                                                                                 --------        --------
                     Total assets ........................................       $ 28,378        $ 25,216
                                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Note payable to bank ................................................       $    113        $     --
     Current installments of long-term debt ..............................            100             100
     Due to stockholder ..................................................            412              84
     Accounts payable-trade ..............................................          2,370             538
     Accrued expenses ....................................................            808             514
     Income taxes payable ................................................            203             130
                                                                                 --------        --------
       Total current liabilities                                                    4,006           1,366
Long-term debt, excluding current installments ...........................            253             253
Deferred income taxes ....................................................            370             370
Shareholders' equity:
     Preferred stock $10 par value: 1,000,000 authorized, none outstanding             --              --
     Cumulative translation adjustment ...................................             69              --
     Common stock, $0.0001 par value; 20,000,000 shares authorized,
          5,161,014 outstanding in 1998 and 5,146,606 outstanding in 1997               1               1
     Additional paid in capital ..........................................         24,749          24,715
     Treasury stock at cost: 3,300 shares in 1998 and 1997 ...............             (5)             (5)
     Accumulated deficit .................................................         (1,065)         (1,484)
                                                                                 --------        --------
       Total shareholders' equity ........................................         23,749          23,227
                                                                                 --------        --------
              Total liabilities and shareholders' equity .................       $ 28,378        $ 25,216
                                                                                 ========        ========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except share information)

                                                                                   For the Three Months Ended
                                                                                           March 31
                                                                                      1998           1997
                                                                                    -------        --------
                                                                                          Unaudited
Cash Flows from operating activities:
     Net income .............................................................       $   418        $    287
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization ......................................           254             211
         Deferred taxes .....................................................            --              (1)
         Changes in assets and liabilities:
          (Increase) in accounts receivable .................................        (1,442)           (426)
          (Increase) in inventories .........................................          (907)           (216)
          Decrease in refundable income taxes ...............................            --              21
          (Increase) in other current assets ................................           (11)            (85)
          Decrease in due from stockholder ..................................            19              --
          Increase (decrease) in due to stockholder .........................           328            (847)
          Increase (decrease) in accounts payable
           and accrued expenses .............................................         1,014            (702)
          Increase in income taxes payable ..................................            31             131
                                                                                    -------        --------
               Net cash (used in) operating activities............ ..........          (296)         (1,627)
                                                                                    -------        --------
Cash flows from investing activities:
     Acquisition of Tech Textiles, net of cash acquired, including
       including technology .................................................        (5,993)             --
     Sale of marketable securities ..........................................         6,607              --
     Purchases of property, plant and equipment .............................          (338)           (113)
     Decrease in other assets ...............................................            22              --
                                                                                    -------        --------
               Net cash provided by (used in) investing activities ..........           298            (113)
                                                                                    -------        --------
Cash flows from financing activities:
     Decrease in bank overdraft .............................................            --             (75)
     Net proceeds (repayments) under line of credit .........................           113          (1,180)
     Issuance of common stock, net of issuance cost .........................            --          14,304
     Repayment of long-term debt ............................................            --          (5,083)
     Proceeds from exercise of common stock options and warrants ............            11              --
                                                                                    -------        --------
               Net cash provided by financing activities ....................           124           7,966
                                                                                    -------        --------
               Net effect of currency exchange rates changes on cash ........             5              --
                                                                                    -------        --------
               Net increase in cash .........................................           131           6,226
Cash at beginning of period .................................................           353             355
                                                                                    -------        --------
Cash at end of period .......................................................       $   484        $  6,581
                                                                                    =======        ========
     Preliminary allocation of purchase price of acquisition of Tech Textiles
       International Ltd, net of cash acquired:
          Working capital, other than cash ..................................       $ 1,133
          Machinery & equipment .............................................         1,804
          Goodwill ..........................................................           820
          Technology ........................................................         2,236
                                                                                    --------
          Net cash used to acquire Tech Textiles Ltd. .......................       $ 5,993
                                                                                    ========

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     (in thousands except share information)

                                                           For the Three Months Ended
                                                                     March
                                                               -----------------
                                                               1998         1997
                                                               ----         ----
                                                                   Unaudited
Net income ...........................................         $418          287
     Foreign currency translation adjustments ........           69           --
                                                               ----         ----
Comprehensive income .................................         $487         $287
                                                               ====         ====

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. CONSOLIDATED FINANCIAL STATEMENTS:

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

         Foreign Currency Translation

         All assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates. Income and expense items are translated at average exchange rates during the period. Foreign exchange gains and losses arising from transactions are reflected in net income.

B. ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.

         On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. (TTI) based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. A preliminary allocation of the purchase price has been made to the assets and technology acquired. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending March 31, 1998.

C. INVENTORIES

         Inventories consist of the following components:

                                                    March 31,          December 31,
                                                      1998                 1997
                                                     ------               ------
                                                           (in thousands)
Raw materials                                        $1,391               $  752
Work-in-process                                         753                  706
Finished goods                                        2,752                1,850
                                                     ------               ------
                                                     $4,896               $3,308
                                                     ======               ======

D. NEW ACCOUNTING PRONOUNCEMENTS

         In June 30, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires separate reporting of changes to stockholders equity, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised existing guidelines for financial reporting for the Company's operations. Both statements are effective for fiscal years beginning after December 15, 1997. In accordance with SFAS No. 130, the Company has presented a separate "Statement of Comprehensive Income". SFAS No. 131 is required to be adopted for the fiscal year end reporting as of December 31, 1998. The Company has not determined what effect, if any, this will have on its financial statements.

E. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                            (in thousands except per share information)
                                                       1998                                            1997
                                     -----------------------------------------       -----------------------------------------
                                       Net                              Per            Net                              Per
                                      Income          Shares           Share          Income          Shares           Share
                                     ---------       ---------       ---------       ---------       ---------       ---------
Basic EPS                            $     418           5,150       $     .08       $     231           2,662         $0.09
Effect of dilutive securities:
Conversion of Preferred                     --              --                              56           1,134
Conversion of Stock Options                 --             316                              --             484
                                     ---------       ---------                       ---------       ---------
Diluted EPS                          $     418           5,466       $    0.08       $     287           4,280         $0.07
                                     =========       =========                       =========       =========

F. RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

         We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and subsidiary as of March 31, 1998, and the related consolidated statements of income, cash flows and comprehensive income for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 31, 1997 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated in all material respects, in relation to the statement of financial position from which it has been derived.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.

Portland, Maine
May 9, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

First quarter 1998 compared to first quarter 1997

         Consolidated net sales in the first quarter 1998 were up 23.4% over the same quarter last year. The quarter began somewhat slowly as delays of several projects and conversions using the Company's products continued into the beginning of the year. Activity accelerated in March however, resulting in increased net sales. One month's activity of BTI-Europe, the Company's wholly owned subsidiary, also contributed to the increase in volume.

         Gross margin in the first quarter 1998 was 24.2 %, down slightly from the 25.7% gross margin posted in the first quarter 1997. Both material cost and direct labor are running higher than the previous quarter. Material cost was adversely affected by the suitability problems of some lower cost input supplied by a glass manufacturer. The manufacturer appears to have rectified the situation and it is expected that the higher costs will reverse themselves later in the year as the new supply comes on line. Direct labor, however, is running somewhat high, particularly in Maine, due primarily to the tight labor markets which have forced the use of higher cost temporary workers.

         Operating income totaled $537,000 for the quarter, or 5.9% of sales, off from the same period last year when it reached 7.4%. Shipping expense is up slightly to 4.4% of net sales due primarily to increased exports sales. Selling expenses are in line with expectations and historical levels but general and administrative expenses continue to run higher than last year due in large part to the cost of professional fees associated with mandated SEC filings and investor relations. These annual costs were not fully reflected in the first quarter of 1997 as the Company went public in February, 1997.

         R&D expense increased in the first quarter 1998 compared to the same period last year. This reflects the Company's ongoing investment in new process and product technologies.

         Net income increased 81% from the same period last year due primarily to reduced interest expense during the quarter. Diluted earnings per share of $.08/share increased 14% for the first quarter compared to the same period last year, despite a greater number of weighted average common shares (and equivalents) outstanding.

BALANCE SHEET AND LIQUIDITY

March 31, 1998 compared to December 31, 1997

         The consolidated balance sheet at March 31, 1998, reflects a dramatically different picture from that of fiscal year ending December 31, 1997. The Company's long term debt was substantially reduced in 1997 through repayment and conversion into common stock. Most significant was the Company's acquisition of BTI-Europe and associated "Euro-Technology" which occurred in the first quarter 1998 which served to consume substantially all of the remaining proceeds from the 1997 IPO. In addition, working capital needs domestically and internationally increased during the quarter reflecting strong sales activity in March as inventory and accounts receivable grew, but also a higher number of export sales from the US which carry longer terms than domestic sales. As a consequence, intermittent short term borrowings became necessary during the quarter. The Company has received a renewal of its commitment from a bank for the $4.0 million unsecured line of credit to cover short term cash needs. Cash generated from operations is expected to be sufficient to meet the Company's needs throughout the remainder of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable


                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibit 27. Financial data schedule.

b) On March 13, 1998, the Company filed a Form 8-K to report under Item 2 the acquisition of Tech Textiles International Ltd. which occurred on March 2, 1998. Financial statements filed were:

         a. Financial statements of businesses acquired:

            Audited financial statements of Tech Textiles International Limited for the year ended December 31, 1997 and the year ended December 31, 1996.

         b. Pro forma financial information:

            Unaudited pro forma consolidated financial information for the Company for the fiscal year ended December 31, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Brunswick Technologies, Inc.

                           By: /s/ Alan M. Chesney
                              --------------------------
                              Alan M. Chesney
                              Interim Chief Financial Officer and Treasurer (Principal financial and accounting officer)

Date:  May 20, 1998