Form 10-Q
period 1998-06-30
BRUNSWICK TECHNOLOGIES INC
filed 1998-08-19
CIK 826075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 X       Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
---      Exchange Act of 1934

                 For the quarterly period ended June 30, 1998.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                For the transition period from ______ To ______.

                         Commission File Number 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)


            Maine                                               01-0405052
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)


    43 Bibber Pkwy., Brunswick, ME                                 04011
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (207) 729-7792
                                -----------------
               Registrant's telephone number including area code:


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X     No
               ---         ---

         The registrant had 5,161,014 shares of Common Stock, $.0001 par value, outstanding as of May 14, 1998.

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX
                                      -----

                                                                                                                Page No.
                                                                                                                --------
Part I.   Financial information.

         Item 1.  Financial Statements

             Consolidated balance sheets as of December 31, 1997
                  and June 30, 1998.                                                                               3

             Consolidated statements of income for the three months and six
                  months ended June 30, 1998 and 1997.                                                             4

              Consolidated statements of cash flows for the six months
                  ended June 30, 1998 and 1997.                                                                    5

             Consolidated statement of comprehensive income for the three
                  and six months ending June  30,1998.                                                             6

             Notes to consolidated financial statements.                                                           7-8

             Report of Independent Accountants.                                                                    9

         Item 2.  Management' Discussion and Analysis of Financial Condition
           And Results of Operations.                                                                              10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                      11

Part II.  Other Information.

         Item 4.        Submission of Matters to a Vote of Security Holders.                                       12

         Item 6.        Exhibits and Reports on Form 8-K.                                                          12

                          BRUNSWICK TECHNOLOGIES, INC.
                          Consolidated Balance Sheets
                      (thousands except share information)


                                                                                           June 30           December 31
                                                                                             1998                1997
                                                                                          -----------        -----------
                                     ASSETS
                                     ------
Current Assets:                                                                           (Unaudited)
  Cash                                                                                        $ 430               $ 353
  Marketable securities available for sale                                                        -               6,607
  Accounts receivable, net of allowance for doubtful
    accounts of $101 in 1998 and $46 in 1997                                                  5,904               2,909
  Inventories                                                                                 4,516               3,308
  Deferred income taxes                                                                         179                 179
  Other current assets                                                                          290                 354
                                                                                          -----------        -----------
    Total current assets                                                                     11,319              13,710

Property, plant and equipment
  Land and building                                                                             983                 937
  Furniture and fixtures                                                                        580                 458
  Leasehold Improvements                                                                         97                  81
  Machinery and equipment                                                                     8,366               6,375
  Machine under contruction                                                                     794                 231
  Vehicles                                                                                       92                  92
  Management Information System                                                                 312                 102
                                                                                          -----------        -----------
                                                                                             11,224               8,276
  Less accumulated depreciation and amortization                                             (2,380)             (2,003)
                                                                                          -----------        -----------
    Net property, plant and equipment                                                         8,844               6,273
                                                                                          -----------        -----------

Due from shareholder                                                                             32                  70
Investment in European Technology net of accumulated
    amortization of $50 in 1998)                                                              2,186                   -
Other assets (net of accumulated amortization for patents of $4 and
  $1 in 1998 and 1997, respectively)                                                             84                 124
Goodwill (net of accumulated amortization of $458 and $322
    in 1998 and 1997, respectively)                                                           5,728               5,039
                                                                                          -----------        -----------
                 Total assets                                                              $ 28,193            $ 25,216
                                                                                          ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable to bank                                                                        $ 143                 $ -
  Current installments of long-term debt                                                        100                 100
  Due to stockholder                                                                            464                  84
  Accounts payable-trade                                                                      1,717                 538
  Accrued expenses                                                                              747                 514
  Income taxes payable                                                                          155                 130
                                                                                          -----------        -----------
    Total current liabilities                                                                 3,326               1,366

Long-term debt, excluding current installments                                                  253                 253
Deferred income taxes                                                                           370                 370

Shareholders' equity:
  Preferred stock $10 par value: 1,000,000 authorized, none outstanding                           -                   -
  Common stock, $0.0001 par value; 20,000,000 shares authorized,
    5,161,014 outstanding in 1998 and 5,146,606 outstanding in 1997                               1                   1
  Additional paid in capital                                                                 24,749              24,715
  Treasury stock at cost: 3,300 shares in 1998 and 1997                                          (5)                 (5)
  Cumulative Translation Adjustment                                                              47
  Accumulated deficit                                                                          (548)             (1,484)
                                                                                          -----------        -----------
    Total shareholders' equity                                                               24,244              23,227
                                                                                          -----------        -----------
                 Total liabilities and shareholders' equity                                $ 28,193            $ 25,216
                                                                                          ===========        ===========

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (thousands except per share information)

                                                              Three Months Ended    Six Months Ended
                                                                    30-Jun               30-Jun
                                                              ------------------    ----------------
                                                                1998      1997       1998       1997
                                                              -------    -------    -------   ------
                                                                 (Unaudited)          (Unaudited)
Net Sales                                                     $10,968    $8,073    $20,015    $15,405
Cost of goods sold (raw material purchased
  from a stockholder
  amounted to $2,064 in 1998 and $2,226 in 1997 for the
  three months ended June 30, and $4,022 in 1998 and
  $4,217 in 1997 for the six months ended June 30)              8,444     5,872     15,299     11,320
                                                              -------    ------    -------    -------

  Gross Profit                                                  2,524     2,201      4,716      4,085

Selling, general and administrative expenses                    1,673     1,368      3,168      2,600
Research and development expenses                                 139       159        299        266
                                                              -------    ------    -------    -------
  Operating income                                                712       674      1,249      1,219
                                                              -------    ------    -------    -------

Other Income (expense):
  Interest income                                                  12        77         62        132
  Interest expense                                                 (1)      (98)        (4)      (260)
  Miscellaneous, net                                               75        50        143         82
                                                              -------    ------    -------    -------
                                                                   86        29        201        (46)
                                                              -------    ------    -------    -------
  Income before income tax                                        798       703      1,450      1,173

Income tax expense                                                280       257        514        441
                                                              -------    ------    -------    -------

  Net income                                                      518       446        936        732
                                                              -------    ------    -------    -------

Preferred stock dividend                                            -         -          -        (48)
Accretion of preferred stock redemption value                       -         -          -         (8)
                                                              -------    ------    -------    -------
Net income attributable to common stock                         $ 518     $ 446      $ 936      $ 676
                                                              =======    ======    =======    =======


Basic:
  Earnings per share                                           $ 0.10    $ 0.10     $ 0.18     $ 0.19
  Weighted average common shares outstanding                    5,161     4,551      5,156      3,607

Diluted:
  Earnings per share                                           $ 0.10    $ 0.09     $ 0.17     $ 0.16
  Weighted average common shares outstanding                    5,445     5,029      5,456      4,655


    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (thousands except for share information)

                                                                                             For the Six Months Ended
                                                                                                      30-Jun
                                                                                              1998              1997
                                                                                            --------         ---------
                                                                                                    Unaudited
Cash Flows from operating activities:
  Net income                                                                                 $ 936             $ 732
  Adjustments to reconcile net income to net provided
   by (used in) operating activities:
   Depreciation and amortization                                                               575               385
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                              (1,642)              403
    Increase in inventories                                                                   (530)             (318)
    Decrease in refundable income taxes                                                          -                21
    (Increase) decrease in other current assets                                                342              (187)
    Decrease in due from stockholder                                                            37                 -
    Increase (decrease) in due to stockholder                                                  380              (810)
    Increase (decrease) in accounts payable
    and accrued expenses                                                                       315            (1,419)
    Increase (decrease) in income taxes payable                                                (17)              376
                                                                                            --------          --------
     Net cash provided by (used in) operating activities                                       396              (817)
                                                                                            --------          --------

Cash flows from investing activities:
  Acquisition of Tech Textiles, net of cash acquired, including
   including technology                                                                     (5,993)                -
  Sale (purchase) of marketable securities                                                   6,607              (506)
  Purchases of property, plant and equipment                                                (1,129)             (274)
  Decrease in other assets                                                                      39                 -
                                                                                            --------          --------
     Net cash used in investing activities                                                    (476)             (780)
                                                                                            --------          --------

Cash flows from financing activities:
  Decrease in bank overdraft                                                                     -              (301)
  Net proceeds (repayments) under line of credit                                               143            (1,180)
  Issuance of common stock, net of issuance cost                                                 -            14,262
  Repayment of long-term debt                                                                    -            (5,083)
  Proceeds from exercise of common stock options and warrants                                   11                 -
                                                                                            --------          --------
     Net cash provided by financing activities                                                 154             7,698
     Net effect of currency exchange rates changes on cash                                       3                 -
                                                                                            --------          --------
     Net increase in cash                                                                       77             6,101
Cash at beginning of period                                                                    353               355
                                                                                            --------          --------
Cash at end of period                                                                        $ 430           $ 6,456
                                                                                            ========          ========


  Preliminary allocation of purchase price of acquisition of Tech
   Textiles International Ltd, net of cash acquired
    Working capital, other than cash                                                       $ 1,133               $ -
    Machinery & equipment                                                                    1,804                 -
    Goodwill                                                                                   820                 -
    Technology                                                                               2,236                 -
                                                                                            --------          --------
    Net cash used to acquire Tech Textiles Ltd                                             $ 5,993               $ -
                                                                                            ========          ========


    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (thousands)



                                                    Three Months Ended    Six Months Ended
                                                           June                 June
                                                    ------------------    ----------------
                                                       1998       1997      1998       1997
                                                    --------   -------   -------    -------
                                                          Unaudited           Unaudited

Net income                                             $ 518     $ 446    $  936     $  732
     Foreign currency translation adjustments            (22)        -        47          -
                                                       -----     -----    ------     ------
Comprehensive income                                   $ 496     $ 446    $  983     $  732
                                                       =====     =====    ======     ======


     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company' latest annual report.

     Foreign Currency Translation

     All assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates. Income and expense items are translated at average exchange rates during the period. Foreign exchange gains and losses arising from transactions are reflected in net income.



B.     ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.

     On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. (TTI) based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company' recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. A preliminary allocation of the purchase price has been made to the assets and technology acquired. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending June 30, 1998.


C.    INVENTORIES

     Inventories consist of the following components:

                                        June 30,      December 31,
                                          1998            1997
                                    --------------------------------
                                             (in thousands)

Raw materials                       $      1,212    $            752
Work-in-process                              878                 706
Finished goods                             2,425               1,850
                                    $      4,516    $          3,308
                                    ============    ================

D.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised existing guidelines for financial reporting of segment information. SFAS No. 131 is required to be adopted for the fiscal year end reporting as of December 31, 1998. The Company has not determined what effect, if any, this will have on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Use." The requirements of SOP 98-1 will be adopted for the Company's fiscal year ending December 31, 1998 and are not expected to have a material effect on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative under SFAS 133 depends on the intended use of the derivative and its hedging designation. SFAS 133 is required to be adopted for the Company's year ending December 31, 2000 and the Company has not yet determined the impact SFAS 133 will have on its results of operations, liquidity or financial position.


E.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

Three months ending June 30, 1998

                                                    (in thousands except per share information)
                                                        1998                                       1997
                                       Net                               Per           Net                         Per
                                     Income            Shares           Share        Income       Shares          Share
                                    ------------------------------------------     -------------------------------------
Basic EPS                           $    518           5,161          $  0.10      $    446        4,551        $  0.10

Effect of dilutive securities:
Conversion of stock options               -              284                             -           478
                                    --------          ------                       --------        -----
Diluted EPS                         $    518           5,445          $  0.10      $    446        5,029        $  0.09
                                    ========          ======                       ========        =====


Six months ending June 30, 1998

                                                    (in thousands except per share information)
                                                        1998                                       1997
                                       Net                               Per           Net                         Per
                                     Income            Shares           Share        Income       Shares          Share
                                    ------------------------------------------    --------------------------------------

Basic EPS                           $    936           5,156      $  0.18         $    676         3,607    $  0.19

Effect of dilutive securities:
Conversion of stock options
    and preferred stock                   -              300                            56         1,048
                                    --------           -----                      --------        ------
Diluted EPS                         $    936           5,456      $  0.17         $    732         4,655    $  0.16
                                    ========           =====                      ========        ======


F.       RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

August 4, 1998


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of income, and comprehensive income for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flow for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

                                          /s/ PRICEWATERHOUSE COOPERS L.L.P.
                                          Portland, Maine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the three month period ended June 30, 1998 net income rose 16% over the same period last year and 24% over the first quarter of 1998. Fully diluted earnings per share of $.10 increased 10% from the same period last year and the first quarter of 1998. The results of operations for 1998 include the operations of Brunswick Technologies Europe Ltd. ("BTI-Europe", formerly known as Tech Textiles International, Ltd.) which was acquired on March 2, 1998.

Net revenues increased 36% in the second quarter over the second quarter of 1997 and 21% compared to the first quarter of 1998. While some of this growth is a result of the inclusion of BTI-Europe's operations, revenues in the U.S. continued to grow at a healthy 18% rate over the previous year and 11% over the first quarter. Despite the growth in revenues, gross margin in the quarter slipped 4.3% from 27.3% to 23.0% of net revenues. This was primarily a result of lower than anticipated production in the Brunswick, Maine plant which served to push up overhead and direct labor costs which were further aggravated by a decline in finished goods inventory during the period and a tight labor market particularly in Maine. SG&A and R&D expenses dropped moderately as a percentage of sales but the decline was insufficient to offset the lower gross margin. As a result, operating income in the quarter grew 5.7% compared to the same period last year but slipped as a percentage of net revenues to 6.5% from 8.3% in 1997. Interest income was also lower compared to the previous year as the remaining proceeds from the Company's 1997 IPO were invested in operating assets through the acquisition of BTI-Europe rather than in marketable securities. Interest expense, net of capitalized interest, continues to be relatively low during the quarter compared to the previous year as the majority of the debt assumed in 1996 from the acquisition of Advanced Textiles, Inc. from Burlington Industries was either repaid or converted into common stock in 1997. Miscellaneous income is primarily made up of cash discounts received from raw stock vendors and reimbursements under government technology initiatives and grew 50% during the quarter over the previous year.

Financial Condition
-------------------

June 30, 1998 compared to December 31, 1997
-------------------------------------------

     The consolidated balance sheet at June 30, 1998 continues to reflect a significantly different picture from that of fiscal year ending December 31, 1997. The Company's long term debt was substantially reduced in 1997 through repayment and conversion into common stock. Most significant was the Company's acquisition of BTI-Europe and associated "Euro-Technology" which occurred in the first quarter of 1998 which served to consume substantially all of the remaining proceeds from the 1997 IPO. In addition, working capital needs domestically and internationally increased during the first six months reflecting increased sales activity in the quarter as inventory and accounts receivable grew. Intermittent short term borrowings continued to be necessary during the quarter. The Company has renewed its $4.0 million unsecured line of credit with a bank to cover short term cash needs. Cash generated from operations is expected to be sufficient to meet the Company's needs throughout the remainder of the year.

Year 2000 Disclosure
--------------------

The Company is currently installing a new, fully integrated Enterprise Resource Planning (ERP) system supplied by a third party vendor. The system is warranted to be Year 2000 compliant and current plans call for domestic installation to be completed by the end of 1998 with installation in BTI-Europe by June 30, 1999. The decision to invest in the ERP was driven by the need for an enhanced, integrated management information system to support continued growth and not specifically due to Year 2000 compliance exposure. Substantially all external costs incurred to date have been capitalized under Management Information Systems which totaled $311,700 as of June 30, 1998. Substantially all internal costs of the installation are expensed as incurred and are not segregated for reporting purposes. Additional external costs of completion are estimated to be $200,000 domestically and $100,000 in the UK. A portion of this cost will be capitalized and a portion expensed in accordance with appropriate regulatory authorities and accounting principles.

The Company is in the process of assessing its Year 2000 exposure as it pertains to manufacturing process control, physical plant environmental control, key outside vendor and key customer Year 2000 compliance programs. This review is expected to be completed by the end of 1998 and plans to address areas of particular concern are expected to be finalized by March 31, 1999. At this time, the Company is unable to determine the possible cost of correcting any deficiencies found during the review.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

                                     PART II
                                OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held an annual meeting of shareholders on May 13, 1998.

         (b) Not required.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:

                                               Number of Shares
                                               ----------------

1.       Election of Directors.           For              Withheld Authority
                                          ---              ------------------

         Martin S. Grimnes             4,167,703                17,135
         William M. Dubay              4,167,303                17,535
         David M. Coit                 4,167,353                17,485
         Donald R. Hughes              4,168,053                16,785
         Max G. Pitcher                4,168,053                16,785
         David E. Sharpe               4,167,653                17,185
         Peter N. Walmsley             4,167,453                17,385

2. To ratify the appointment of Coopers & Lybrand L.L.P. (now Pricewaterhouse Coopers L.L.P.) as independent auditors of the Company:

                                                 Number of Shares
                                                 ----------------

         For:                                        4,163,305
         Against:                                        7,100
         Abstain:                                       14,433

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibit 27.  Financial data schedule.

(b) A report on Form 8-K dated May 18, 1998 was filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Brunswick Technologies, Inc.



                                    By:/s/ Alan M. Chesney
                                    -------------------------------------
                                    Alan M. Chesney
                                    Chief Financial Officer and Treasurer
                                    (Principal financial and accounting officer)