Form 10-Q
period 1998-09-30
BRUNSWICK TECHNOLOGIES INC
filed 1998-11-16
CIK 826075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
-----    Exchange Act of 1934
               For the quarterly period ended September 30, 1998.

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from ______ To ______.

                         Commission File Number 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)


                    Maine                                      01-0405052
      (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                      Identification No.)

        43 Bibber Pkwy., Brunswick, ME                            04011
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
      Yes   X       No
          -----        -----

      The registrant had 5,164,563 shares of Common Stock, $.0001 par value, outstanding as September 30, 1998.

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial information.

         Item 1.  Financial Statements

            Report of Independent Accountants                              3

            Consolidated balance sheets as of September 30, 1998
              and December 31, 1997.                                       4

            Consolidated statements of income for the three months
              and nine months ended September 30, 1998 and 1997.           5

            Consolidated statements of cash flows for the nine
              months ended September 30, 1998 and 1997.                    6

            Consolidated statements of comprehensive income for the
              three and nine months ended June 30, 1998.                   7

            Notes to consolidated financial statements.                  7-9


         Item 2. Management's Discussion and Analysis of Financial
                 Condition And Results of Operations.                     10

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk.                                             12


Part II.  Other Information.

         Item 5. Submission of Matters to a Vote of Security
                 Holders.                                                 13

         Item 6. Exhibits and Reports on Form 8-K.                        13

                        REPORT OF INDEPENDENT ACCOUNTANTS


October 29, 1998

To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                          /s/ PRICEWATERHOUSECOOPERS  L.L.P.
                                          Portland, Maine

BRUNSWICK TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(THOUSANDS EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1998         1997
                                                                       -------------  ------------
                                                                       (Unaudited)
                                     ASSETS
Current assets:
   Cash                                                                  $  1,267      $    353
   Marketable securities available for sale                                  --           6,607
   Accounts receivable, net of allowance for
     doubtful accounts of $130 in 1998 and $46 in 1997                      5,259         2,909
   Inventories                                                              4,666         3,308
   Deferred income taxes                                                      179           179
   Other current assets                                                       424           354
                                                                         --------      --------
       Total current assets                                                11,795        13,710

Property, plant and equipment
   Land and building                                                          988           937
   Furniture and fixtures                                                     616           458
   Leasehold improvements                                                     113            81
   Machinery and equipment                                                  9,296         6,375
   Machine under construction                                                 896           231
   Vehicles                                                                    92            92
   Management information system                                              345           102
                                                                         --------      --------
                                                                           12,346         8,276
   Less accumulated depreciation and amortization                          (2,624)       (2,003)
                                                                         --------      --------
       Net property, plant and equipment                                    9,722         6,273
                                                                         --------      --------

Due from shareholder                                                           74            70
Investment in European technology, net of accumulated
  amortization of $87 in 1998                                               2,149          --
Goodwill, net of accumulated amortization of $513 in
  1998 and $322 in 1997                                                     4,912         5,039
Other assets                                                                   77           124
                                                                         --------      --------
       Total assets                                                      $ 28,729      $ 25,216
                                                                         ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                $    100      $    100
   Due to stockholder                                                         534            84
   Accounts payable                                                         2,046           538
   Accrued expenses                                                           628           514
   Income taxes payable                                                       201           130
                                                                         --------      --------
       Total current liabilities                                            3,509         1,366

Long-term debt, excluding current installments                                253           253
Deferred income taxes                                                         370           370

Shareholders' equity:
   Preferred stock, $10 par value; 1,000,000 authorized,
     none outstanding                                                        --            --
   Common stock, $0.0001 par value; 20,000,000 shares authorized,
     5,164,563 outstanding in 1998 and 5,146,606 outstanding in 1997            1             1
   Additional paid in capital                                              24,749        24,715
   Treasury stock at cost; 3,300 shares in 1998 and 1997                       (5)           (5)
   Cumulative translation adjustment                                          140          --
   Accumulated deficit                                                       (288)       (1,484)
                                                                         --------      --------
       Total shareholders' equity                                          24,597        23,227
                                                                         --------      --------
           Total liabilities and shareholders' equity                    $ 28,729      $ 25,216
                                                                         ========      ========


                     The accompanying notes are an integral
                       part of these financial statements.

BRUNSWICK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(THOUSANDS EXCEPT PER SHARE INFORMATION)
--------------------------------------------------------------------------------


                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                             September 30,                    September 30,
                                                                      --------------------------       -------------------------
                                                                         1998            1997             1998            1997
                                                                       --------        --------         --------        --------
                                                                              (Unaudited)                      (Unaudited)
Net sales                                                              $ 10,309        $  7,603         $ 30,325        $ 23,008
Cost of goods sold (raw material purchased from a
  stockholder amounted to $2,561 in 1998 and $2,226 in 1997 for the three months ended September 30, and $6,386 in 1998 and
  $4,217 in 1997 for the nine months ended September 30)                  8,158           5,682           23,458          17,002
                                                                       --------        --------         --------        --------

     Gross profit                                                         2,151           1,921            6,867           6,006

Selling, general and administrative expenses                              1,714           1,219            4,882           3,819
Research and development expenses                                           138             152              437             418
                                                                       --------        --------         --------        --------
     Operating income                                                       299             550            1,548           1,769
                                                                       --------        --------         --------        --------

Other income (expense):
  Interest income                                                            14              95               77             226
  Interest expense                                                         --               (93)            --              (325)
  Miscellaneous, net                                                         99             124              238             179
                                                                       --------        --------         --------        --------
                                                                            113             126              315              80
                                                                       --------        --------         --------        --------
     Income before income tax                                               412             676            1,863           1,849

Income tax expense                                                          152             230              667             670
                                                                       --------        --------         --------        --------

     Net income                                                             260             446            1,196           1,179
                                                                       --------        --------         --------        --------

Preferred stock dividend                                                   --              --               --               (48)
Accretion of preferred stock redemption value                              --              --               --                (8)
                                                                       --------        --------         --------        --------
Net income attributable to common stock                                $    260        $    446         $  1,196        $  1,123
                                                                       ========        ========         ========        ========

Basic:
  Earnings per share                                                   $   0.05        $   0.10         $   0.23        $   0.28
  Weighted average common shares outstanding                              5,161           4,687            5,157           3,967

Diluted:
  Earnings per share                                                   $   0.05        $   0.09         $   0.22        $   0.25
  Weighted average common shares outstanding                              5,423           5,112            5,447           4,807



                     The accompanying notes are an integral
                       part of these financial statements.

BRUNSWICK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS EXCEPT FOR SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                         1998           1997
                                                                       --------       --------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                           $  1,196       $  1,179
  Adjustments to reconcile net income to net provided
    by (used in) operating activities:
      Depreciation and amortization                                         919            594
      Deferred taxes                                                       --              325
      Changes in assets and liabilities:
        Increase in accounts receivable                                    (960)          (248)
        (Increase) decrease in inventories                                 (659)             5
        Decrease in refundable income taxes                                --               21
        (Increase) decrease in other current assets                         213           (167)
        (Increase) decrease in due from stockholder                          (5)          --
        Increase (decrease) in due to stockholder                           450           (820)
        Increase (decrease) in accounts payable
          and accrued expenses                                              488         (1,191)
        Increase in income taxes payable                                     29            244
                                                                       --------       --------
            Net cash provided by (used in) operating activities           1,671            (58)
                                                                       --------       --------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired, including
    technology                                                           (5,993)          --
  Sale of marketable securities                                           6,607           --
  Purchases of property, plant and equipment                             (1,443)          (624)
  Decrease in other assets                                                   47           --
                                                                       --------       --------
            Net cash used in investing activities                          (782)          (624)
                                                                       --------       --------

Cash flows from financing activities:
  Decrease in bank overdraft                                               --             (301)
  Net repayments under line of credit                                      --           (1,180)
  Issuance of common stock, net of issuance cost                             11         14,262
  Repayment of long-term debt                                              --           (5,083)
  Other                                                                    --               (7)
                                                                       --------       --------
            Net cash provided by financing activities                        11          7,691
            Net effect of currency exchange rates changes on cash            14           --
                                                                       --------       --------
            Net increase in cash                                            914          7,009
Cash at beginning of period                                                 353            355
                                                                       --------       --------
Cash at end of period                                                  $  1,267       $  7,364
                                                                       ========       ========


  Preliminary allocation of purchase price of acquisition of Tech
    Textiles International Ltd., net of cash acquired:
      Working capital, other than cash                                 $  1,133       $   --
      Machinery & equipment                                               2,552           --
      Goodwill                                                               72           --
      Technology                                                          2,236           --
                                                                       --------       --------
      Net cash used to acquire Tech Textiles Ltd.                      $  5,993       $   --
                                                                       ========       ========


                     The accompanying notes are an integral
                       part of these financial statements.

BRUNSWICK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(THOUSANDS)
--------------------------------------------------------------------------------


                                                    For the Three Months Ended    For the Nine Months Ended
                                                            September                     September
                                                    --------------------------    -------------------------
                                                     1998                 1997     1998                1997
                                                    ------               ------   ------              ------
                                                            (Unaudited)                   (Unaudited)
Net income                                          $  260               $  446   $1,196              $1,179
    Foreign currency translation adjustments            93                 --        140                --
                                                    ------               ------   ------              ------

Comprehensive income                                $  353               $  446   $1,336              $1,179
                                                    ------               ------   ------              ------


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


B. ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.:

   On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. A preliminary allocation of the purchase price has been made to the assets and technology acquired. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending September 30, 1998.


                                   CONTINUED

BRUNSWICK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(THOUSANDS)
--------------------------------------------------------------------------------


C. INVENTORIES:

   Inventories consist of the following components:


                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1998                1997
                                                   -------------       ------------
                                                            (IN THOUSANDS)
Raw materials                                         $1,335              $  752
Work-in-process                                          952                 706
Finished goods                                         2,379               1,850
                                                      ------              ------
                                                      $4,666              $3,308
                                                      ======              ======



D  NEW ACCOUNTING PRONOUNCEMENTS:


   In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and related Information," which revised existing guidelines for financial reporting of segment information. SFAF No. 131 is required to be adopted for the fiscal year end reporting as of December 31, 1998. The Company has not determined what effect, if any, this will have on its financial statements.


   In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." The requirements of SOP 98-1 will be adopted for the Company's fiscal year ending December 31, 1998 and are not expected to have a material effect on the Company's financial statements.


   In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative under SFAS 133 depends on the intended use of the derivative and its hedging destination. SFAS 133 is required to be adopted for the Company's year ending December 31, 2000 and the Company has not yet determined the impact SFAS 133 will have on its results of operations, liquidity or financial position.


                                   CONTINUED

BRUNSWICK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(thousands)

E. EARNINGS PER SHARE:

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:


   Three months ending September 30:


                                          (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                             1998                             1997
                                 -----------------------------    --------------------------
                                   NET                    PER       NET                 PER
                                 INCOME     SHARES       SHARE    INCOME     SHARES    SHARE
                                 ------     ------       -----    ------     ------    -----
Basic EPS                        $ 260      5,161       $ 0.05    $ 446      4,687    $ 0.10


Conversion of stock options                   262                              425
                                 -----      -----                 -----      -----

Diluted EPS                      $ 260      5,423       $ 0.05    $ 446      5,112    $ 0.09
                                 -----      -----                 -----      -----


   Nine months ending September 30:


                                           (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                               1998                            1997
                                 ------------------------------   -----------------------------
                                   NET                     PER      NET                    PER
                                 INCOME       SHARES      SHARE   INCOME      SHARES      SHARE
                                 ------       -----      ------   ------      ------      ------
Basic EPS                        $1,196       5,157      $ 0.23   $1,123       3,967      $ 0.28


Conversion of stock options
  and preferred stock                           290                   56         840
                                 ------       -----               ------       -----

Diluted EPS                      $1,196       5,447      $ 0.22   $1,179       4,807      $ 0.25
                                 ------       -----               ------       -----


F. RECLASSIFICATIONS:

   Certain prior year amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Matters discussed in this Report 10-Q, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings per share contain forward-looking statements (identified by the words "expect", "estimate", "project", "plans", "believe", and similar expressions) that involve known and unknown risks and uncertainties. For these statements the Company claims the protection of the safe harbor of the private Securities Litigation Reform Act of 1995. The Company's results may differ significantly from the results indicated by such forward-looking statements. The Company's future results are dependent upon general economic conditions, the availability and pricing of supplies of raw materials, the ability to improve production capacity and scheduling, the ability to expand current markets, competitions from competing product lines from both fiberglass and non-fiberglass suppliers, the stability of its customers' capital spending plans and the ability of the Company to obtain necessary capital from time to time. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 31, 1997.

   Results of Operations


   Net sales increased 35% in the third quarter of 1998 over the same period last year, however there was a 6% decline in net sales when compared to the second quarter of 1998. Excluding BTI-Europe's revenues, net sales increased 16% when compared to the third quarter of 1997 but declined 7% from the level achieved in the second quarter of 1998. On a consolidated basis, gross profit declined to 20.9% of net sales in the quarter from 25.3% in the same quarter last year and 23.0% in the second quarter of 1998. Net income declined 42% compared to the same period last year and 50% from the second quarter of 1998 driven largely by the decline in the gross margin. Fully diluted earnings per share of $.05 was off from $.09 and $.10 earned during the same period last year and the second quarter of 1998, respectively. The results of operations for 1998 include the operations of Brunswick Technologies Europe Ltd. ("BTI-Europe", formerly known as Tech Textiles International, Ltd.) which was acquired on March 2, 1998.


   The decline in gross profit margin is largely due to lower than anticipated production rates in the Brunswick, Maine plant. The production rates were below expectations for several reasons:

- The domestic backlog as of September 30, 1998 was up over 60% compared to a year ago. Typically, the Company has seen seasonal softness of demand by end users during the summer months. In 1998, however, much of the anticipated softness did not occur. This served to push orders for goods produced in the Brunswick, Maine facility to record levels in the third quarter and the demand for certain styles of goods outstripped available capacity. This meant that shorter production runs were required to meet the immediate needs of customers due to the tight supply of the requested materials. This cycle was first experienced in the second quarter of the year and carried into the third quarter.

- One machine was taken offline during the quarter for modifications to expand its capabilities to produce a wider range of material. The machine was brought back on line in September and is now producing goods that are in higher demand. This is helping to reduce the required style changes on other machines allowing for more efficient and longer production runs.

- Third, a relatively tight labor market in the Brunswick, Maine area has driven up labor and training costs. Experienced machine operators have been difficult to find which has also impacted efficiencies.

   These factors combined to hold production rates below what were needed to meet the demand for goods, particularly in the first two months of the period. The lower production rates have also negatively impacted the gross margin as purchases of raw material have fallen below the quarterly thresholds needed to earn rebates from a major supplier. The rebates can still be retroactively earned if an annual threshold is met by the Company during the fourth quarter. However, it is uncertain if this threshold will be achieved. At the beginning of 1998, the Company also experienced an increase in raw stock prices which are negotiated annually. The Company has been unsuccessful in completely passing the price increase through to the end user and the shortfall was absorbed in the gross margin. Negotiations for 1999 raw stock pricing have not been finalized so the impact on future margins cannot be determined.

   Late in the third quarter, the Company brought a new machine on line in the Maine facility. In conjunction with the aforementioned modifications to existing equipment, the additional capacity is being directed at goods which are in high demand. Production rates improved in September and October and the Company is cautiously optimistic that the downward trend in the gross profit margin will be successfully reversed in the fourth quarter of 1998. (Note that effective November, 1998 the Company began paying an additional $10,500 per month for rent of its expanded facility in Maine. While this will add to the overhead expense, the labor and overhead components of cost of goods sold are relatively non-variable, or fixed expenses.)

   Sales, General & Administrative expenses were up 2.4%, or $41,000 during the third quarter in 1998 compared to the second quarter. The increase was due primarily to increased wage expense (the Company filled a new corporate controller position) and increased travel expense of senior management associated with the integration and management of BTI-Europe. Research & development ("R&D") expense was relatively unchanged during the period. Interest income was also relatively unchanged during the period but continues to be down substantially from 1997 when proceeds from the Initial Public Offering ("IPO") were invested in marketable instruments. The remaining funds from the IPO were used to acquire BTI-Europe in the first quarter of 1998. Miscellaneous income was up modestly in the quarter as the Company continued to benefit from reimbursement of R&D costs under various government programs in the United States and in the United Kingdom. The major program in the United States was substantially finalized in September 1998. This accounted for approximately $29,000 in income in the third quarter and no further income associated with this program is anticipated.

   Financial Condition

   September 30, 1998 compared to December 31, 1997.

   The consolidated balance sheet at September 30, 1998 continues to reflect a significantly different picture from that of fiscal year ended December 31, 1997. Most significant was the Company's acquisition of BTI-Europe and associated "Euro-Technology" and goodwill which occurred in the first quarter of 1998. This served to consume substantially all of the remaining proceeds from the 1997 IPO. There was no substantial change in the Company's financial condition in the third quarter. Cash flow from operations continues to be adequate to meet the projected needs of the Company for at least the next twelve months along with intermittent use of its unsecured $4.0 million line of credit.

   Year 2000 Disclosure

   The year 2000 (Y2K) issue is best defined as the ability of systems to accurately process all date related information before, during and after midnight on 12/31/99, including other 'magic' or 'null-set' dates such as 9/9/99, 1/11/11.

   BTI (the Company) has undertaken an initiative (begun in the second quarter of 1998) to assess the readiness of its internal systems in regards to compliance with the pending millennium change. The Company has assigned direct responsibility for the Y2K project to the corporate controller, in conjunction with the chief financial officer. All sites, domestically and internationally, are in the process of review for compliance.

   The Company has identified mission critical versus non-mission critical applications that have the potential to be adversely affected by the Y2K problem. The internal review is focused on operational, process and manufacturing related systems and network computer hardware and software. The review is inconclusive to date. However, the Company anticipates completion of the review by the end of 1998. The Company believes that any systems identified as failing Y2K compliance testing will either be repaired or replaced by the second quarter of 1999. It should be noted that the Company is in the process of implementing a company wide Enterprise Resource Planning
   (ERP) system supplied by a third party which is Y2K compliant. The impetus for installing the new ERP system was the need for an enhanced, fully integrated, management information system to support continued growth, not specifically due to Y2K exposure. The company continues to capitalize the costs of the ERP consistent with GAAP under Management Information Systems, which totaled $345,200 as of September 30, 1998. The implementation of this ERP system substantially addresses Y2K compliance issues related to our financial and manufacturing data collection and reporting systems.

   In addition to assessing our internal systems, the company is reviewing suppliers, service providers and customers whose systems failures as a result of Y2K non-compliance could have a significant impact on the Company's continued business operations. The Company is principally dependent on a small number of suppliers for the majority of its raw material. The Company has initiated communications to directly address these suppliers' Y2K preparedness. However, the Company has limited or no control over the actions of these third party suppliers to address and resolve their Y2K issues. Any failure of these principal third party suppliers to resolve their Y2K issues could have a materially adverse effect on continued uninterrupted business operations.

   It is the company's goal to be Y2K system compliant and to have performed a thorough assessment of critical third parties by the end of the second quarter of 1999. Based on the results of the internal compliance initiative and the assessment of third parties preparedness for the millennium change, management will determine the extent to which contingency planning is necessary. At this time, based on management's opinion of overall risk, no formal contingency planning has been initiated.

   It is management's opinion that the Company's overall internal, as opposed to supplier, risks associated with the Y2K problem are low. The implementation costs associated with the ERP project are the only material costs incurred to date in system software that would be reviewed as part of the Company's
   Y2K project. The company has not incurred any other material costs related to the Y2K project, and it is anticipated that future costs associated with ensuring compliance will not exceed $50,000 and will be funded by cash flows generated from ongoing business operations. However, these expectations are subject to uncertainties. Although the Company expects that its internal systems will be Y2K compliant by the end of 1999, there can be no assurances that system failures will not occur, or that such failures will not have a materially adverse effect on continued uninterrupted business operations.



   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable


   PART II. OTHER INFORMATION.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibit 27 - Financial Data Schedule

   (b) Exhibit 10 - Amended and Restated Lease Agreement Between Brunswick Development Corporation and Brunswick Technologies Inc. Dated June 5, 1998