Form 10-K405
period 1998-12-31
BRUNSWICK TECHNOLOGIES INC
filed 1999-03-31
CIK 826075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     year ended
     December 31, 1998.

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for
     transition
     period                   to                   .

                         Commission File Number 0-22089

                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

                     MAINE                                          01-0405052
(State of other jurisdiction of incorporation or        (IRS Employer Identification No.)
                 organization)

      43 BIBBER PARKWAY, BRUNSWICK, MAINE                             04011
    (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number including area code: (207) 729-7792

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $0.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 22, 1998 was approximately $24,060,803 based on the closing price as reported on such date on the NASDAQ National Market.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 22, 1998: 5,191,687 shares of Common Stock, $0.0001 par value.

     The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 20, 1999, which will be filed with the Commission on or before April 30, 1999, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BRUNSWICK TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Securities and Exchange Commission
  Item Numbers and Description
----------------------------------------------------------------------
          PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     12
          PART II
Item 5.   Market for the Registrant's Common Equity and Related            12
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition      14
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            21
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................     21
Item 9.   Changes in and Disagreements with Accountants on Accounting      40
          and Financial Disclosure....................................
          PART III
Item 10.  Directors and Executive Officers of the Registrant..........     40
Item 11.  Executive Compensation......................................     40
Item 12.  Security Ownership of Certain Beneficial Owners and              40
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     40
          PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     41
          8-K.........................................................

     Information contained in this report with respect to expected financial results and future events and trends is forward-looking based on Management's estimates and assumptions and is subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Concerning Forward-Looking Statements."

ITEM 1:  BUSINESS

GENERAL

     Brunswick Technologies, Inc. (the "Company") is a technologically advanced, leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. The Company's technologically advanced stitchbonding equipment and processes prepare glass, carbon and other high modulus fibers for combination with resin to produce laminates used in the construction of such diverse items as boats, skis, diving boards, protective helmets and ballistic armor applications, car and truck parts, and industrial tanks and pipes, and have undersea oil well head and pipeline protection covers. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel and concrete.

     Composite products offer substantial benefits over conventional materials, including: a higher strength-to-weight ratio, greater design flexibility while maintaining structural integrity, chemically inert properties and lower maintenance requirements. As a result of their superior features, composite reinforcement fabrics are increasingly demanded by a growing number of industries and applications, including transportation, infrastructure, recreation, petro-chemical and construction. Management believes the use of engineered composite reinforcement fabrics will continue to grow as the markets are made more aware of the positive features of such materials and as the cost of more advanced composite fibers such as carbon continues to decline.

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

     The Company has introduced a number of manufacturing processes that not only more efficiently create composite reinforcement fabrics, but also optimize the performance characteristics of such fabrics. In a proprietary single-step production process, the Company is able to stitchbond fibers in different directions without diminishing the composite fibers' inherent properties, thus dramatically improving the structural strength of the reinforcement fabric. This compares favorably, firstly, with traditional composite fabrics which are woven, and therefore require the use of more resin to achieve the same degree of structural integrity, and secondly, with the more costly multi-step processes of other weft-insertion or stitchbonding manufacturing technologies. In addition, the Company's proprietary, high through-put manufacturing processes have the ability to produce heavyweight quadraxial fabrics over 100 inches wide in a single-step, which allows for cost-effective fabrication of composite parts of up to 10 inches thick. The combination of these features produces fabrics which enable composite fabricators to manufacture end-products at competitive costs while maintaining the maximum structural integrity of these products. In addition to its proprietary processes, the Company also utilizes other commercially available equipment to produce a broadly competitive line of reinforcement fabrics.

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

     In order to accelerate the Company's penetration of the European market, the Company acquired the business and assets, including technology, of Tech Textiles International Ltd. ("TTI"), located in Andover, UK on March 2, 1998, which it operates as a wholly owned subsidiary, Brunswick Technologies Europe Ltd. ("BTI-Europe"). The acquisition will serve as a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) while providing access to European suppliers and other sales distribution channels.

INDUSTRY BACKGROUND

     Since the invention of composite reinforcement fabrics made from fiberglass in the early 1940's, various attempts have been made to commercialize the potential of these fabrics as replacements for wood, steel and concrete. These diverse pioneering projects include the 1953 Corvette and Wonder Bread delivery trays from the early 1950's. While these efforts were remarkable for their day, the potential of these materials did not start to be realized until the mid-1960's when much of the recreational boat industry converted from wood to composite reinforcement fabrics. This development spurred the expansion of the composite fiber industry from occasional to broad usage in a wide variety of consumer products such as skis, diving boards and protective helmets, and industrial applications, including cars, trucks, ballistic armor applications and industrial tanks & pipes. Over this period the processes used to create fabrics composed of composite fibers have dramatically evolved.

     Traditionally, reinforcement fibers were woven together to create a composite reinforcement fabric. The weaving process aligns these fibers along the zero-to-ninety degree axis, inserting them over and under each other to create the weave, resulting in the bending of such fibers, or crimping. While woven fabrics are highly suitable for certain applications such as ballistic protection, the crimping which occurs in the weaving process reduces each individual fiber's strength and reinforcement properties. As the mechanical properties of the composite reinforcement fabric is the key parameter for the design of the underlying product or application, the integrity of the fibers performance defines the amount of such fibers needed to achieve specific performance specifications. In contrast to weaving, weft insertion or stitchbonding a composite fabric allows the manufacturer to optimize the fibers mechanical properties, thus reducing the volume of fibers required as compared to the weaving process. The weft insertion process, while optimizing the fibers mechanical properties, is typically a multi-step, relatively slow process used for select niche markets. In 1990, the Company introduced a revolutionary new product line, BiTexTM, the first generation of price-competitive, heavy-weight stitchbonded reinforcement fabrics. For the first time, weft-inserted or stitchbonded composite reinforcement fabrics, whose market potential was previously limited by their high cost, became competitive in numerous composite applications, from automobile bumpers and one-piece molded commercial aircraft structures to high-strength consumer products such as boat hulls and skis.

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

          - Grow White Steel(R) business by: (i) seeking out and developing high volume applications for White Steel(R) as a replacement for wood, steel and concrete; (ii) adding additional value for the end user by enhancing the processability of the delivered product (iii) developing partnerships to accelerate the conversion of traditional materials to composites; and (iv) investing in the Company's core manufacturing process technology to drive the cost competitiveness of White Steel(R);

          - Develop European market presence by: (i) using BTI-Europe as a base to expand the Company's technology in the European marketplace; (ii) increasing penetration of White Steel(R) into key markets and projects; and
     (iii) expanding BTI-Europe's base growth rate by increasing product offerings;

          - Increase market presence in the developing carbon fiber market by:
     (i) developing carbon fiber based processing techniques and reinforcement fabrics to highlight carbon fibers inherent advantages; and (ii) fostering joint development teams to increase the market for carbon reinforcing fabrics and throughput capacity;

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

     The acquisition was the result of extensive negotiations between the Company and Burlington. The Company elected to pursue this acquisition because it believes that by offering a product line which satisfies a broader range of composite reinforcement fabric requirements, it is better positioned to be the principal provider of these fabrics to its expanded customer base. The Company believes it is capturing additional market share by cross-marketing its existing products to ATl's customers and vice versa. The Company is applying its specialized know-how and technical skills to ATI's manufacturing capabilities and achieving cost savings through economies of scale. Additionally, the acquisition offers integrated distribution channels and higher manufacturing efficiencies at ATI's production facility. ATI is now doing business as Brunswick Technologies, Inc.

     On March 2, 1998 the Company acquired the business and assets of TTI based in Andover, UK from T&N plc for approximately $5.9 million in cash. The acquisition was made through a wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe"). The acquired business will be the Company's base of operations for the Company's continued expansion into Europe.

     BTI-Europe is a composite reinforcement materials company which manufactures glass, carbon and other high modulus reinforcements, many of which is used in high margin applications in aerospace, automotive and wind generation. It is based in a 30,600 square foot (previously 25,000 square foot) manufacturing facility which currently employs 28 people with annual sales exceeding $6 million.

     The Company expects the acquisition will strengthen its leading market share position in the reinforcement market and help advance its key growth strategy to serve a worldwide market in the composite industry. Management believes that the acquisition is a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) and provides access to European suppliers and other sales distribution channels. The Company also anticipates greater opportunities with current industry partnerships, many of which are European-based and are subject to Common Market product origin requirements. Other financial and competitive advantages include significant savings on duty, shipping costs and material delivery time. TTI's management team has continued to manage the day to day operations.

PRODUCTS

     The Company currently manufactures composite reinforcement fabrics, also referred to as stitchbonded or weft inserted non-crimped fabrics, primarily from glass, carbon and aramid fibers, and is distributing them under the BiTex(R), COfil(R), White Steel(R), Black Steel(R), and CoTech(R) trade names. The Company is continuously researching new methods of producing other types of composite fabrics and the use of new fibers to create them. The Company's introduction of its proprietary stitchbonding production processes in 1990 enabled composite reinforcement fabrics to compete more successfully with conventional materials by reducing such fabric's manufacturing costs, which previously had been prohibitively high.

     ATI, which the Company purchased in 1996, was a pioneer in the industry's transition to non-crimped reinforcement fabrics, although it still produces some woven fabrics for specific applications, such as ballistic armor applications. The ATI operation, which was integrated into the Company during 1997, offers a product range that focuses on high-margin, high-quality, specialty products required by a wide range of end users. In general, the weft-inserted light-weight and super-light-weight fabrics produced are not sold as commodities. BTI-Europe, located in Andover, UK and acquired in March, 1998, manufactures products similar to those manufactured by ATI using weft insertion stitchbonding technology.

     The Company's composite reinforcement fabrics permit a reduction in the quantity of fibers used and the consequential reduction in the quantity of resin required, leading to significant reductions in cost for equivalent mechanical performance. The Company believes that it is currently the only supplier of composite reinforcement fabrics which develops and manufactures its own production equipment. The Company's proprietary stitchbonding production processes allow it to offer composite reinforcement fabrics of varying weights, widths and fiber orientations, and to produce fabric at unrivaled efficiencies. Furthermore, these fabrics can be engineered to respond to a customer's specific requirements. The Company's experience indicates that these proprietary processes can be successfully applied to other base materials, allowing for production of reinforcement fabrics from various carbons, aramid and other fibers. The Company's current output is presently used by end-product manufacturers to build a wide range of products, including boats, diving boards, snowboards, swimming pools, truck bodies, ballistic protection products, corrosion sensitive vessels, and large undersea oil well protection systems.

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

          - Longer Life-Cycle. Products produced from composite reinforcement fabrics do not rust or rot, are chemically inert, non-conductive and generally maintenance free, making their life-cycles significantly longer than those of steel, concrete or wood. These features allow use of composite reinforcement fabrics in environmentally corrosive situations, such as salt water immersion or highway construction. Accordingly, these products are increasingly used in finished products such as marine pilings, electric transmission towers, one-piece septic tanks, guardrails, building columns, bridge columns, and bridges.

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

          - Environmental Benefits. Use of the Company's stitchbonded products reduces the amount of resin required to manufacture the end-product resulting in the decreased release of volatile organic compounds by end-product fabricators. The use of composite reinforcement fabrics in products which substitute for wood, steel or concrete can also diminish the amount of chemicals released in the environment. For example, marine pilings constructed of composite materials would not be treated with arsenic or other toxic substances presently required to provide adequate product cycle life to wood products. Due to their high strength-to-weight ratios, composite reinforcement fabrics offer the transportation industry substantial fuel savings and permit the transport of greater payloads due to increased truck capacity. The construction industry is starting to use these fabrics as a shield from noise, heat, weather, and Electro-magnetic interference. These products can be highly insulating, in addition to their chemically non-reactive nature, making them ideal for use as pipes, tanks and ducting, especially in corrosive situations. The paper and petrochemical industries are starting to use these types of products in hostile environments.

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

     The Company has continued to build on the success of its BiTex(R) and White Steel(R) product lines, and has introduced the following product and process innovations:

          - First commercial binderless mat production process introduced in 1990;

          - First single-step quadraxial products introduced in 1992;

          - First l00 + inch-wide single-step fabrics commercialized in 1993;

          - First capability to produce, in a single-step, 150 inch 0-90 degree binderless mat product, and commercialization of same in 1994; and

          - Introduction of a second generation White Steel(R) machine capable of producing fabrics in excess of 100 oz. per square yard in 1997.

     The Company invests in product development to meet and anticipate customer requirements. The Company also undertakes end-product manufacturer-sponsored or joint sponsored product development contracts. Accordingly, the Company's development activities are generally product or program specific. The Company spent $498,038, $677,192, and $611,923 on both Company-sponsored and customer-sponsored research and development in the fiscal years ended December 31, 1996, 1997 and 1998, respectively. A certain amount of the Company's R&D activities are dedicated to the building of new production equipment.

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

     The Company sells through distributors and directly to end users. In 1996, 1997 and 1998, Domestic sales (goods produced or sold by the Company's North American operations) were concentrated in five distributors. The distributors are either national or represent strong regional presence and are typically comprised of a subset of multiple local distribution points serving regional markets. Internationally (goods produced or sold by BTI-Europe), sales are also made through distributors and directly to end users with only one distributor making up more than 10% of total sales.

     Management believes that the key to the Company's sales and marketing strategy is the development of long-term relationships with end-product manufacturers through its team approach of combining product development and sales. The Company's production and sales managers work with sales staff in all markets to develop products for particular end-product manufacturers. The Company's competitive position in the European market has been greatly enhanced through the March, 1998, acquisition of TTI in Andover, UK. TTI's sales managers had been utilizing a similar team approach to that of the Company's and now have a broader product line with which to compete in the market. Management believes that further expansion of the use of heavy and super-heavy weight fabrics throughout the composite industry will uniquely benefit sales of the Company's White Steel(R) product line.

SUPPLY

     There are three significant suppliers of E-Glass raw material utilized by the Company. Vetrotex America Corp. ("Vetrotex"), a shareholder of the Company, is the primary supplier which supplies approximately 58% of the requirements. PPG Industries is the second largest supplier accounting for approximately 38% of the supply. Owens Corning Fibers accounts for about 4% of the requirements. Additional suppliers include Jushi Fiberglass of China. The Company's ability to grow is dependent upon its ability to obtain an adequate supply of fiberglass at a competitive cost. The Company had a supply agreement with Vetrotex to supply 90% of its requirement which expired in August 1996. Since then the Company has developed stronger relationships with the other suppliers to insure adequate supply and cost effective pricing to support the anticipated growth in the years ahead. The acquisition of ATI and TTI increased the demand significantly and also improved the Company's position to negotiate with the vendors for more favorable terms.

BACKLOG

     The Company's backlog as of December 31, 1998 was approximately $3,619,000, or approximately 4.5 weeks of sales. Backlog as of December 31, 1997 was approximately $3,079,000, or approximately 4.9 weeks of sales. The increased backlog is due to the addition of BTI-Europe's backlog which stood at $696,500 as of December 31, 1998, in part, to the somewhat higher mix of sales directly to end users who place extended purchase orders with the Company. The Company's backlog fluctuates by up to one week of sales, or more, depending on the ordering pattern of individual distributors and end users.

JOINT PROJECTS

     In February 1995, the Company entered into a Collaborative Agreement with E.I. du Pont de Nemours and Company, Inc. ("DuPont"), Hardcore Composites Ltd. ("Hardcore"), The Dow Chemical Company and Hopkins University under the Federal Advanced Technology Program to develop agile heavyweight composites for large civil bridge infrastructure applications. For its part in the cooperative project, the Company was awarded up to $750,000 in matching funds over three years as part of a $13.5 million grant from the U.S. Department of Commerce and the National Institute of Standards and Technology. The project began in May of 1996 and ran through September of 1998 and was directed toward the study of the manufacturing competency of composites produced with Seeman Composite Resin Infusion Molding Process (SCRIMP) technology (a process of layering dry fabric and drawing resin through the layered fabric with the use of vacuum pressure) and their ability to increase the life of large structures such as bridges, while reducing such structures cost and weight. The project enabled the Company to independently develop its newest White Steel(R) machine which had its first trials in early 1997. This development is considered enabling technology which has enhanced the speed, quality and cost-effectiveness of composite reinforcement production.

     The entire budget of the program contemplated by the Collaborative Agreement is approximately $1,547,000, which was to be spent over three years. The Company expended $1,492,547 over the three years of the program. Reimbursement of expenses related to expenditures on new technologies from a grant from the National Institute of Standards and Technology ("NIST") in the amount of $143,274 was included as a benefit to the 1997 statement of income. Cost of goods sold was credited for $24,166 of this amount while $119,108 was credited to other income. In 1998, the Company incurred eligible costs and applied for reimbursement for $75,978. Cost of goods sold was credited for $22,212 of this amount while $53,766 was credited to other income. The Company is responsible for adherence to applicable federal laws and regulations covering both federal funds, including allowability of costs.

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

     Additionally, the Company has agreed to partially fund a University of Maine graduate student through to his doctoral dissertation concerning wood composite highbred materials for use in civil infrastructure. A significant by-product of this agreement has been the development of a composite laminate design program owned by the Company for use in assisting customers in optimizing their laminates. The cost of this sponsorship is approximately $12,500 per year through 1999.

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

     Management is not aware of any competitor that manufactures products that are substantially similar to or competitive with all of the Company's products. However, there are competitors for each of the Company's products and the Company believes that there are only two companies remaining after its acquisition of ATI that have significant shares of the North American market. These are Johnston Composite Industries, a subsidiary of Johnston Industries Inc., and Knytex, a division of Owens Corning. The Company believes that it has one of the largest shares of the North American market for weft-inserted or stitchbonded (non-crimped) composite reinforcement fabrics.

     The Company also competes in the European market, which is highly fragmented with up to 17 small competitors addressing many niche markets. The Company has established itself as a significant competitor in this market with its 1998 acquisition of Tech Textiles International Ltd. and its growing White Steel(R) business in northern Europe.

EMPLOYEES

     As of December 31, 1998, the Company had 176 full time employees, of whom 143 were employed in engineering and manufacturing, 16 in sales and marketing and 17 in administrative and management functions. No employees are represented by unions. The Company believes its relations with employees are good.

INTELLECTUAL PROPERTY

     Although the Company has three registered trademarks and owns two patents relating to its products, the Company relies almost entirely upon unpatented technology in its production processes. The Company relies in part upon state and federal trade secrets and unfair competition laws to protect its intellectual property. Management's philosophy is to patent only those processes as to which the process may be determined when analyzing the product produced. There can be no assurances that the Company can adequately protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent or better proprietary information or techniques, or otherwise gain access to the Company's proprietary technology or disclose such technology. The Company will seek additional protection for newly developed intellectual property as deemed appropriate. One patent, which expires in September 2011, relates to a bound structurally reinforced thermoplastic multi-layer composite fabric which is moldable. No product relating to this patent has yet been commercialized. Although the other patent, which expires in December 2009, relates to a manufacturing process commercialized by the Company, management believes that it would be very difficult to assess whether a competitive product was produced by a process which infringes the process covered by such patent.

YEAR 2000

     The year 2000 ("Y2K") issue is best defined as the ability of systems to accurately process all date related information before, during and after midnight on 12/31/99, including other "magic" or "null-set" dates such as 9/9/99, 1/11/11.

     The Company has undertaken an initiative (begun in the second quarter of 1998) to assess the readiness of its internal systems in regards to compliance with the pending millennium change. The company has assigned direct responsibility for the Y2K project to the corporate controller, in conjunction with the chief financial officer.

     The Company has identified three broad categories of internal Y2K risk: network hardware and software, manufacturing systems and processes, and financial, manufacturing and time and attendance software.

          - All network hardware has been inventoried, reviewed for compliance and tested where necessary and appropriate. Upon completion of the testing it was determined that some hardware was not in compliance, replacement hardware has been purchased and installation will be complete by April 1999.

          - The manufacturing equipment upon which the Company places primary reliance for production of saleable goods has been inventoried for date sensitive components. Components identified with the potential for containing date sensitive processors were researched through the original manufacturer to determine compliance and upgraded or replaced as necessary. Appropriate final testing will be completed as necessary.

          - The Company has fully implemented the financial modules of a third party supplied Enterprise Resource Planning ("ERP") system, which is Y2K compliant, and separately it has successfully upgraded its time and attendance system with Y2K compliant software. The manufacturing portion of the ERP is scheduled to be online during the second quarter of 1999, initially in the Maine facility, followed by the Texas facility. It is not critical that this module be implemented internationally at the UK facility.

     The impetus for installing the new ERP system was the need for an enhanced, fully integrated, management information system to support continued growth, not specifically due to Y2K exposure. The Company continues to capitalize the costs of the ERP consistent with GAAP under Management Information Systems, which totaled $394,300 as of December 31,1998. The implementation of this ERP system substantially addresses Y2K compliance issues related to our financial and manufacturing data collection and reporting systems.

     In addition to assessing our internal systems, the Company is reviewing suppliers, service providers and customers whose systems failures as a result of Y2K non-compliance could have a significant impact on our continued business operations. The Company is principally dependent on a small number of suppliers for the majority of its raw material. The Company has initiated communications to directly address these suppliers' Y2K preparedness, however the company has limited or no control over the actions of these third party suppliers to address and resolve their Y2K issues. Any failure of these principal third party suppliers to resolve their Y2K issues could have a materially adverse effect on continued uninterrupted business operations.

     It is the Company's goal to be Y2K system compliant and to have performed a thorough assessment of critical third parties by the end of the second quarter of 1999. Based on the results of the internal compliance initiative and the assessment of third parties preparedness for the millennium change, management will determine the extent to which contingency planning is necessary. At this time, based on management's opinion of overall risk, no formal contingency planning has been completed.

     It is management's opinion that the Company's overall internal, as opposed to supplier, risks associated with the Y2K problem are low. The implementation costs associated with the ERP project are the only material costs incurred to date in system software that would be reviewed as part of our Y2K project. The Company has not incurred any other material costs related to the Y2K project, and it is anticipated that total future costs associated with ensuring compliance will not exceed $50,000 and will be funded by cash flows generated from ongoing business operations. However, these expectations are subject to uncertainties. Although the Company expects that its internal systems will be Y2K compliant by the end of 1999, there can be no assurances that system failures will not occur, or that such failures will not have a materially adverse effect on continued uninterrupted business operations.

     The following table provides a synopsis of the status, timetable, costs and contingency plans of the categories the Company has identified as sensitive to Y2K.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               ESTIMATED
       SYSTEM/                                                               ESTIMATED       CONTINGENCY      CONTINGENCY
       PROCESS              PHASE           STATUS          TIMETABLE          COST          PLAN/RISKS          COST
---------------------------------------------------------------------------------------------------------------------------
  Financial,           Implementation                                     $500,000         In the event     $0
  Manufacturing, and   of Integrated                                                       that the
  Time & Attendance    ERP System                                         This cost is     manufacturing
  Software             Financial        Complete         --               not a direct     and customer
                       Purchasing       Complete         --               result of the    service systems
                       Manufacturing    In process       8/99             Y2K initiative,  are not fully
                       Customer         In process       8/99             but was          installed,
                       Service                                            incurred to      current
                                                                          support          processes will
                       Implementation   Complete         --               continued        support
                       of new time and                                    business growth  continued
                       attendance                                                          operations.
                       system
---------------------------------------------------------------------------------------------------------------------------
  Network Hardware     Inventory        Complete         --               $15,000          Greatest risk    $20,000
  and Software         System                                                              is over WAN,
                       Equipment                                                           disruption
                                                                                           would
                       Test             Complete         --                                necessitate
                       Hardware/                                                           local
                       Software                                                            installation of
                                                                                           ERP software
                       Upgrade/Replace  In process --    4/99
                                        non-complaint
                                        hardware is
                                        being replaced
---------------------------------------------------------------------------------------------------------------------------
  Manufacturing        Inventory        Complete         --               $0               Manufacturing    $0
  Equipment and        System                                                              process does
  Systems              Equipment                                                           not rely on
                                                                                           date sensitive
                       Test as          Complete         --                                processing
                       appropriate                                                         equipment
                       Remediate        Complete         --
---------------------------------------------------------------------------------------------------------------------------

ITEM 2:  PROPERTIES

     The Company's executive offices and major manufacturing/warehouse facility is located in a facility in Brunswick, Maine, of approximately 77,000 square feet which was substantially completed in March 1996 and expanded in 1998. The Company leases the property from the Brunswick Development Corporation ("BDC"), a Maine corporation wholly owned by the town of Brunswick. The Company's lease was originally for a term of 10 years and commenced on January 1, 1996 with an option to extend the term for an additional five year period. In June 1998, the Company and BDC modified the lease when the building was expanded by BDC. The current lease is for a term of 15 years with a commencement date of January 1, 1996. The Company also has an option to purchase the facility at any time between the conclusion of the fifth year of the current lease and the end of the lease, at an option price equal to the greater of fair market value of the facility or the residual debt payable to BDC on the bonds issued to finance the construction of the facility. The Company may, however, consider the purchase of the property prior to the option date, which purchase would require the consent of the bond holders. The rent for the facility is $315,700 annually through the year 2000; the lease provides for periodic scheduled rent increases, with a final annual rent of $392,700 for the last year (2010) of the current lease. The Maine operation currently leases an additional 10,000 square feet at $43,200 per year for storage of finished goods to maximize the effectiveness of material movements and traffic operations.

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

     The Company, through its subsidiary Brunswick Technologies Europe, Ltd., leases a total of approximately 30,600 square feet of modem manufacturing, offices and warehouse space in Andover, UK. Annual rent of L109,440 is paid in quarterly installments. The three triple-net leases run through December, 2001, with the rental payments subject to adjustment in July, 2000.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. The Company is not party to any material pending legal proceedings.

     Owens Corning Fibers, Inc. ("OCF"), in correspondence and other contacts commencing in December, 1998, has expressed its belief that the Company is infringing Hutson U.S. Patent Nos. 4,484,459 and 4,550,045 acquired by OCF. It is the Company's position that no valid claim of any of the mentioned patents is infringed by the Company, and that they also have other good defenses. The Company and OCF are continuing to discuss this matter but have yet to resolve the infringement claim.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     The Company's shares of Common Stock (trading symbol: BTIC) have been quoted and traded on the NASDAQ National Market tier of the NASDAQ Stock Market since February 5, 1997. The initial public offering price for the Common Stock was $9.50 per share. The following table sets forth the high and low sale prices as reported by NASDAQ for the fiscal period indicated:

                                                 1998              1997(1)
                                             -------------      -------------
PERIOD                                       HIGH      LOW      HIGH      LOW
------                                       ----      ---      ----      ---
First Quarter..............................   17       12 1/4    10 7/8    9 1/2
Second Quarter.............................   15 1/8   10 1/4     9 3/8    8 5/8
Third Quarter..............................   13 1/6    5 17/32  19 1/2    9 1/8
Fourth Quarter.............................    8 1/2    4        20 3/16  14

---------------
(1) For the year 1997, first quarter is the period from February 5 (initial public trading day) through March 31, 1997.

     The approximate number of stockholders of record of the Company's Common Stock as of March 22, 1999 is 3,600.

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

  Item 701 Disclosure:

     On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,675,000 shares, with 1,700,000 new shares being sold by the Company and 975,000 shares being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after offering expenses, of approximately $13,700,000. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note held by Burlington Industries, plus accrued interest thereon of $94,954. From the proceeds, the Company also paid off the balance of its bank debt, approximately $2,892,960 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1.3 million) were offset against stockholders equity upon completion of the offering. For the year ended December 31, 1997, the Company expended $855,900 of the proceeds in purchases of property, plant and equipment and $4,394,000 of the proceeds for working capital. The balance of the proceeds of the initial public offering that had not been expended as of December 31, 1997 was invested in high-grade governmental and corporate obligations. On March 2, 1998 the Company acquired the business and assets of TTI based in Andover, UK from T&N plc for approximately $5.9 million in cash. This substantially completed the re-investment of the remaining proceeds of the IPO.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company's fiscal year ended December 31, 1994 and at December 31, 1994 are derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, independent public accountants. The selected financial data set forth below for the Company's fiscal years ended December 31, 1995, 1996, 1997 and 1998 and at December 31, 1995, 1996, 1997 and 1998 are derived from the financial statements of the Company audited by PricewaterhouseCoopers, LLP, independent public accountants, which are included elsewhere in this Report. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this Report.

                          BRUNSWICK TECHNOLOGIES, INC.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                            1998(2)     1997      1996(1)     1995       1994
                                            -------    -------    -------    -------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.................................  $41,422    $30,510    $19,816    $15,476    $9,596
Cost of goods sold........................   32,224     22,807     15,318     11,979     7,382
                                            -------    -------    -------    -------    ------
Gross profit..............................    9,198      7,702      4,498      3,497     2,214
Other operating expenses..................    7,234      5,921      3,521      2,492     1,874
Moving costs..............................       --         --        248          9        --
Facility repair costs.....................       --         --       (148)       150        --
                                            -------    -------    -------    -------    ------
Operating income..........................    1,964      1,781        877        846       340
Other income, net.........................      422        202         51        (61)      (26)
                                            -------    -------    -------    -------    ------
Income before taxes.......................    2,386      1,983        928        785       314
Income tax (benefit) expense..............      839        707        335       (122)       --
                                            -------    -------    -------    -------    ------
Net income................................    1,548      1,275        593        907       314
                                            =======    =======    =======    =======    ======
Preferred stock dividend..................       --        (51)      (450)      (450)     (450)
Accretion of preferred stock Redemption
  value...................................       --         (5)       (82)       (76)      (71)
                                            -------    -------    -------    -------    ------
Net income (loss) attributable to Common
  stock...................................  $ 1,548    $ 1,219    $    74    $   375    $ (212)
                                            =======    =======    =======    =======    ======
Basic earnings per share..................  $  0.30    $  0.29    $  0.25    $  1.33    $   --
Diluted earnings per share(3).............  $  0.28    $  0.26    $  0.17    $  0.03    $   --

                                                             AT DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Working capital..........................  $ 8,963    $12,414    $ 1,412    $   905    $   631
Total assets.............................   29,639     25,216     18,634      7,867      5,665
Long-term liabilities....................    1,173        623      8,975      1,069      1,177
Total liabilities........................    4,701      1,989     14,289      4,168      2,886
Preferred stock..........................       --         --      6,589      6,070      5,538
Stockholders' equity (deficit)...........  $24,938    $23,227    $(2,244)   $(2,371)   $(2,759)

---------------

(1) Reflects the consolidation of the operations and financial condition of ATI with those of the Company for the last two months of 1996.

(2) Reflects the consolidation of the operations and financial condition of BTI-Europe with these of the Company for the ten months from March 2, 1998 to December 31, 1998.

(3) Calculation is shown in Note 1 of Notes to Consolidated Financial Statements of the Company.

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

ACQUISITION OF ADVANCED TEXTILES, INC.

     On October 30, 1996, the Company acquired Advanced Textiles, Inc. ("ATl"), a subsidiary of Burlington Industries, Inc. ("Burlington") for a total acquisition cost of $8,539,000, payable through the issuance of a note ($7,296,500) convertible into the Company's common stock, $0.000l par value (the "Common Stock") at the initial public offering ("IPO") price of $9.50 per share; deferred cash payments discounted to $513,000; the issuance of Common Stock valued at $53,500 to a minority shareholder in ATI; cash payments of $351,000; and acquisition costs of $325,000. The acquisition was accounted for under the purchase method of accounting. The fair market value of the assets acquired is estimated at $3,178,000, resulting in goodwill of $5,361,000 which amount is being amortized over 20 years.

     The operations of ATI for November and December 1996 are included in the 1996 consolidated statements of income and cash flow. All inter-company transactions have been eliminated in the consolidated financial statements. Except where noted, the discussion below is directed at 1996 operations so consolidated. ATI contributed $1,723,573, $380,162, $105,527, and ($9,890) of net revenue, gross margin, operating income and net (loss) respectively to the 1996 consolidated statement of income. The ATI operations for the two months (November and December of 1996) resulted in a net loss due to the amortization of goodwill ($51,137) and the interest expense on the debt to Burlington ($122,582). On February 10, 1997, upon the closing of the Company's IPO, one half of the convertible subordinated note to Burlington ($3,648,250) was paid, which reduced interest expense by $28,882 a month.

     On November 7,1997 the Company called the remaining $3,648,250 outstanding under the convertible subordinated note and Burlington chose to convert the note into Common Stock in a two stage conversion: $1,500,000 was converted on November 7, 1997 into 157,894 shares of Common Stock at the exercise price of $9.50 per share. The remaining $2,148,250 was converted on November 17, 1997 into an additional 226,131 Common Shares at the same exercise price of $9.50 per share. This completed the financing of the ATI acquisition and eliminated the remaining monthly interest expense of $28,882.

     On March 2, 1998 the Company acquired the business and assets of TTI based in Andover, UK from T&N plc for approximately $5.9 million in cash. The 10 month operations of Brunswick Technologies Europe, Ltd. ("BTI-Europe", the Company's wholly owned subsidiary formed to hold the acquired assets of TTI and located in Andover, UK) are included in the 1998 consolidated statements of income and cash flow while BTI-Europe's net assets are included in the December 31, 1998 consolidated balance sheet and statement of shareholders' equity. All inter-company transactions have been eliminated in the consolidated financial statements. Except where noted, the discussion below is directed at 1998 operations so consolidated.

     BTI is organized primarily on the basis of products being marketed, produced and shipped from either "domestic" plants (those located in the United States) or the sole "international" plant, BTI-Europe located in Andover, UK. Domestic operations utilize a unified sales force selling a unified product line directly to customers as well as through a unified group of distributors. Products are sold substantially within North America, though products are also shipped worldwide. International operations sell primarily to a distinct customer base utilizing a locally based sales force and independently established distribution channels. Products are shipped throughout Europe and the world.

     The following table sets forth certain financial data as a percentage of net sales:

                          BRUNSWICK TECHNOLOGIES, INC.

                                                               YEARS ENDED DECEMBER 31,
                                                               1998      1997      1996
                                                              ------    ------    ------
Net Sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   77.8%     74.8%     77.3%
                                                              -----     -----     -----
Gross profit................................................   22.2%     25.2%     22.7%
Selling, general and administrative expenses................   16.0%     17.2%     15.3%
Research and development expenses...........................    1.5%      2.2%      2.5%
Moving costs................................................    0.0%      0.0%      1.3%
Facility repair costs.......................................    0.0%      0.0%     -0.7%
                                                              -----     -----     -----
Operating income............................................    4.7%      5.8%      4.4%
Other income (expense)
  Interest expense..........................................    0.0%     -1.1%     -1.3%
  Miscellaneous, net........................................    1.0%      1.7%      1.6%
                                                              -----     -----     -----
Income before taxes.........................................    5.8%      6.5%      4.7%
Income tax expense..........................................    2.0%      2.3%      1.7%
                                                              -----     -----     -----
Net income..................................................    3.7%      4.2%      3.0%

  Net sales, cost of goods sold and gross profit

     The percentage increases and per pound values in the consolidated net sales, cost of goods sold and gross profit accounts for the years 1998, 1997 and 1996 are shown below. The percentage increase and per pound values for the domestic operations of net sales, cost of goods sold and gross profit accounts are shown below as is the per pound values of net sales, cost of goods sold and gross profit for the international operations.

                                                                                    % INCREASE
                                                                                ------------------
                                      1998           1997           1996        1997-98    1996-97
                                   -----------    -----------    -----------    -------    -------
CONSOLIDATED
Pounds sold......................   26,899,116     20,721,483     13,893,086     29.8%       49.1%
Net sales........................  $41,422,131    $30,509,675    $19,815,711     35.8%       54.0%
Average price per pound..........  $     1.540    $     1.472    $     1.426      4.6%        3.2%
Cost of goods sold...............  $32,224,028    $22,807,179    $15,317,619     41.3%       48.9%
Average cost per pound...........  $     1.198    $     1.101    $     1.103      8.8%       -0.2%

                                                                                    % INCREASE
                                                                                ------------------
                                      1998           1997           1996        1997-98    1996-97
                                   -----------    -----------    -----------    -------    -------
DOMESTIC
Pounds sold......................   24,631,140     20,721,483     13,893,086      18.9%      49.1%
Net sales........................  $36,113,189    $30,509,675    $19,815,711      18.4%      54.0%
Average price per pound..........  $     1.466    $     1.472    $     1.426      -0.4%       3.2%
Cost of goods sold...............  $28,469,581    $22,807,179    $15,317,619      24.8%      48.9%
Average cost per pound...........  $     1.156    $     1.101    $     1.103       5.0%      -0.2%

                                       1998
                                    ----------
INTERNATIONAL
Pounds sold.......................   2,267,976
Net sales.........................  $5,308,942
Average price per pound...........  $    2.341
Cost of goods sold................  $3,754,447
Average cost per pound............  $    1.655

  1998 compared to 1997

NET SALES. Consolidated net sales increased $10.9 million in 1998 or 29.8% to $41.4 million. Domestic net sales increased $5.6 million, or 18.4%, to $36.1 million and international operations (which represents only 10 months of BTI Europe's operations) contributed $5.3 million to consolidated net sales. Domestic gains were due to continued increases in the number of end uses of the Company's products as well as increases in market share for existing end use applications. Gains were achieved in all of the major industry sectors using the Company's products: marine, transportation, corrosion, oil and gas, recreational and general industrial. One of the stronger gains was experienced in the industrial market where composites are utilized in large scale blade applications. The Company's White Steel(R) product line continued to increase during the year with gross sales reaching $1.9 million for the year, up 90% from 1997's levels. Most of these products are currently being sold into the transportation and offshore oil and gas markets. This continues the trend of the Company's success at diversifying the base business to reduce the Company's historically high dependence on the marine sector through growth and development of new markets.

GROSS PROFIT MARGIN. Consolidated gross profit margin declined from 25.2% in 1997 to 22.2% in 1998 as the domestic gross margin, which was down to 21.2%, was negatively impacted by: (1) an increase in raw stock pricing which was unable to be passed through to the end user; (2) manufacturing inefficiencies caused by higher frequency of style changes to meet demand for certain product lines which also generated greater quantities of second quality material ; (3) high regional unemployment which increased training and other costs associated with high worker turnover; (4) increased overhead associated with new capacity coming on line and the expansion of physical plant space to accommodate future additional production machines, and; (5) replacement material being provided to an export customer in compensation for out of spec material. The average domestic sell price per pound declined $.006. However, the average cost per pound increased $.055 to $1.156 resulting in a gross profit per pound at $0.310, down from $0.371 in 1997. International operations helped to partially offset the lower domestic gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative ("SG&A") expenses increased from $5.24 million in 1997 to $6.62 million in 1998 but declined as a percentage of net sales from 17.2% to 16.0%. Domestic SG&A dropped to 15.4% during the year. Within that category shipping costs as a percentage of net sales increased from 3.9% to 4.5% as the Company had a greater number of export shipments. This was more than offset by a decrease in selling expense as a percentage of sales which dropped from 6.8% to 5.5%. Domestic general and administrative expenses increased by $208,000 to $1.94 million but also decreased as a percentage of net sales from 5.7% in 1997 to 5.4% in 1998. Internationally, SG&A totaled 12.9% of net sales for the ten months. It should be noted that the corporate overhead is borne by domestic operations so a direct comparison of domestic and international expense structures is not appropriate.

RESEARCH AND DEVELOPMENT EXPENSES. Consolidated research and development ("R&D") expenses declined 9.6% in 1998 to $612,000, or 1.5% of net sales. R&D expenses are heavily influenced by where the Company is in the development cycle of a new machine which can run from 6 to 18 months. The Company brought a new White Steel(R) machine on line in 1997. The development expense associated with that machine was greater than the new 150" 0 degrees/90 degrees machine brought on line in 1998.

INTEREST INCOME. Interest income declined in 1998 as the remaining proceeds from the Company's 1997 initial public offering were substantially reinvested from short term liquid investments into the acquisition of the business and assets of TTI on March 2, 1998. This reduced interest income and shifted income to operating income through the consolidated of BTI-Europe.

INTEREST EXPENSE. Interest expense declined in 1998 due primarily to the deleveraging of the Company following the Company's initial public offering in February, 1997. Approximately $44,500 of interest expense was incurred during 1998 due to short term borrowings under the Company's unsecured line of credit from the Company's bank. This was offset by a like amount of interest which was capitalized into machines and other construction in progress.

MISCELLANEOUS INCOME. Miscellaneous income includes some of the impact of reimbursement of expenses related to expenditures on new technologies from a grant from the NIST in 1998 when the amount of $76,000 was included as a benefit to the 1998 statement of income. Cost of goods sold was credited for $22,200 of this amount while $53,800 was credited to other income. Cash discounts, which are also included in miscellaneous income, earned through the early payment of trade debt, totaled $197,000 in 1998 and the Company had $12,700 in realized gains on foreign exchange during the year.

INCOME TAX EXPENSE. Income tax expense of $838,500 reflected a blended tax rate of 35.1%, down slightly from 1997's 35.7% rate. The domestic tax rate of 37% is blended with a 31% effective rate on international pre-tax earnings.

  1997 compared to 1996

     NET SALES. Net sales increases reflect the positive impact of a full 12 months of ATI's activity as well as the successful cross-selling of the integrated product lines during the year. Revenues have also increased during the periods presented due to continued increases in the number of end uses of the Company's products as well as increases in market share for existing end use applications. Sales increases have been experienced in all of the major industry sectors using the Company's products: Marine, transportation, infrastructure, oil and gas, recreational and industrial. Most notably, sales of the Company's White Steel(R) product line increased over 45% to over $1.0 million in gross sales. Sales within periods have historically been affected by fluctuations in the general availability of the raw material of fiberglass strands used by the Company in its manufacturing process. With an ample supply of fiberglass (which occurred in 1996), the Company's customers tend to reduce their inventories on the basis that supplies are readily available. This resulted in Company sales for 1996 being adversely effected as customer inventories were reduced to two to three weeks of use compared to significantly higher customer inventory levels in 1995. Supplies within the industry remained readily available throughout 1997.

     GROSS PROFIT MARGIN. Gross profit margin continued to improve in 1997 as the Company was able to enjoy a $.046 per pound increase in the average selling price while pushing cost of goods sold down .2% to $1.10l per pound. These numbers reflect the positive impact of ATI's higher margin business as well as favorable special pricing on raw stock that the Company was able to achieve in the first half of the year. Pricing of raw stock returned to more normal levels in the second half of the year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1997 were impacted by the inclusion of a full 12 months of ATI's activities plus increased administrative costs associated with being a publicly traded company. Selling, general and administrative expenses for 1997 increased 74%, or $2,221,800. Within that category, selling expense increased by 89.7%, or $977,500 and as a percentage of net sales, selling expense rose from 5.5% to 6.8%, due primarily to increases in salaries associated with the acquisition of ATI. General and administrative expenses ("G&A") increased $695,300, or 67.3%. As a percentage of net sales, G&A expenses increased from 5.2% in 1996 to 5.7% in 1997 with the increase caused by an increase in salaries and bonuses associated primarily with the acquisitions of ATI plus the higher legal, accounting and insurance fees associated with the Company's Common Stock being traded in the public markets. Directors and Officers insurance ("D&O") increased from $10,000 annually to $75,900 annually as a result of the Company's IPO in February, 1997, while outside legal and accounting expenses (net of those directly supporting the IPO) increased by approximately $58,000 in 1997. Also in G&A, goodwill amortization increased by $224,400 resulting from a full 12 months amortization associated with the ATI acquisition in 1997 versus only two months in 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $179,200, or 36% in 1997. Most of the increase is due to costs associated with the development of the Company's new White Steel(R) production machine, which was brought on line during the later part of the third quarter.

     MOVING COSTS. Moving costs in 1996 reflect the cost of moving to the new, Brunswick, Maine facility which move was completed in the first half of 1996. In connection with the move to the new facility, the Company recorded in 1995 an expense of $150,000 to cover the expenses estimated to be incurred for the restoration of the facilities being vacated. The repairs thought to be required when the expense was recorded did not materialize and therefore the unexpended amount of $147,500 as recognized as an addition to operating income in June 1996 which offset, to some extent, other increases in operating expenses.

     INTEREST INCOME. Interest income of $319,100 was earned in 1997 and resulted from the investment of some of the net proceeds from the Company's IPO.

     INTEREST EXPENSE. Interest expense increased as a result of the debt due to Burlington, which was incurred in November 1996 and partially retired in February 1997, in conjunction with the IPO. The remaining balance was converted into Common Stock in November 1997. Also, the Company had capitalized interest associated with the construction phase of new machines totaling $72,100 in 1997, up from only $14,000 in 1996.

     MISCELLANEOUS INCOME. Miscellaneous income includes some of the impact of reimbursement of expenses related to expenditures on new technologies from a grant from the NIST in 1997 when the amount of $143,300 was included as a benefit to the 1997 statement of income. Cost of goods sold was credited for $24,200 of this amount while $119,100 was credited to other income. The reimbursement of certain expenditures from this grant resulted in a credit of $93,600 and $34,300 to cost of goods sold and recognition of $332,400 and $66,700 as other income in the 1996 and 1995 periods, respectively. Cash discounts, which are also included in miscellaneous income, earned through the early payment of trade debt, totaled $131,500 in 1997 and was achieved by utilization of some of the net proceeds of the Company's IPO.

INCOME TAXES. In 1997, the Company recorded income tax expense of $707,400, for an effective rate of 35.7%. In 1996, the Company recorded income tax expense at an effective rate of 36.1%.

  Liquidity And Capital Resources

INITIAL PUBLIC OFFERING. On February 10, 1997, the Company issued and sold 1,700,000 new shares of its Common Stock in its IPO. As part of the IPO, a stockholder which owned a large percentage of the Company sold 800,000 of its shares to the public so that the total sale to the public was 2,500,000 shares. The price to the public was $9.50 per share. After selling commissions of 7%, the Company realized proceeds of $8.835 per share or $15,019,500. Expenses associated with the offering were approximately $1 million so that net proceeds were about $14 million. In accordance with the terms of the note to Burlington, upon the closing of the IPO, 50% of the note was redeemed in the amount of $3,648,300 plus accrued interest of $95,000. Bank debt totaling $2,694,000 was also paid with the IPO proceeds.

     In connection with the IPO, the Company was recapitalized as follows: all shares of Common Stock were split on a 33 for 1 basis; all shares of the Company's preferred stock, converted into shares of Common Stock on a 33 for 1 basis; the holders of preferred stock were issued in the aggregate an additional 211,088 shares of Common Stock in payment of $2,005,300 in accrued cash dividends pursuant to the terms of the preferred stock; and the Company's no par value Common Stock was converted into Common Stock with a par value of $0.0001 per share.

     On October 30, 1997, (one year from the date of the acquisition of ATI), the outstanding balance of the convertible note to Burlington became convertible into Common Stock at a rate of $9.50 per share. On October 30, the Company called the remaining $3,648,300 outstanding under the convertible subordinated note and Burlington chose to convert the note into Common Stock in a two stage conversion: $1,500,000 was converted on November 7, 1997 into 157,894 shares of Common Stock at the exercise price of $9.50 per share. The remaining $2,148,300 was converted on November 17, 1997 into an additional 226,131 shares of Common Stock at the same exercise price of $9.50 per share. This completed the financing of the ATI acquisition and eliminated the remaining monthly interest expense of $28,882.

     The Company used approximately $2.2 million of the net proceeds from the IPO to accelerate the payment of trade debt in order to take advantage of early payment discount incentives being offered by major suppliers.

OTHER CONSIDERATIONS. The TTI acquisition which was made for approximately $5.9 million in cash substantially reduced the liquidity of the Company in 1998. In addition, the company invested an additional $1.82 million during the year in new plant and equipment, including a new management information system (see "Year 2000"). During the year, the Company closed on a new $4.0 million unsecured line of credit which was increased from $2.5 million by the Company's bank. The company has utilized the line from time to time and at December 31, 1998 there was $261,000 outstanding under the line. Details of the arrangement are given in Note 4 of Notes to the Consolidated Financial Statements of the Company. Management believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs during 1999.

     Three of the Company's largest distributors have announced a merger which is to be consummated on March 31, 1999. The Company estimates that sales to the combined entity will represent in excess of 45% of the Company's annualized domestic sales. While this increases the Company's credit risk concentration and market concentration, management believes that there will be enhanced market benefits to the consolidation of the three distributors, as well.

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

     The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general for regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties and uncertainties associated with the merger of three of the Company's large distributors, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions, and (iv) unforeseen results of the Y2K problem. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in labor rates due to low unemployment or other factors, or the inability to control various expense categories.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling
(L). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At December 31, 1998, the Company had no outstanding foreign exchange forward contracts outstanding.

     The Company has a $4.0 million dollar unsecured line of credit from the Company's bank. The details of the line may be found in Note 4 of the Notes to the Consolidated Financial Statements. The Company has used the line from time to time and borrowings under the line are subject to interest rates which may fluctuate with the prevailing interest rate environment.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of the Company are included in response to this item:

     Report of Independent Public Accountants

     Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Balance Sheets as of December 31, 1998 and 1997.

     Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

February 12, 1999

     Board of Directors and Shareholders of
     Brunswick Technologies, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity (deficit), cash flows and comprehensive income present fairly, in all material respects, the financial position of Brunswick Technologies, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Portland, Maine

                          BRUNSWICK TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $41,422,131    $30,509,675    $19,815,711
Cost of goods sold (raw material purchased from a
  stockholder amounted to $10,309,104 in 1998,
  $8,933,450 in 1997, and $8,548,754 in 1996).......   32,224,028     22,807,179     15,317,619
                                                      -----------    -----------    -----------
          Gross Profit..............................    9,198,103      7,702,496      4,498,092
Selling, general and administrative expenses........    6,621,756      5,244,016      3,022,240
Research and development expenses...................      611,923        677,192        498,038
Moving costs........................................           --             --        248,314
Facility repair costs...............................           --             --      (147,545)
                                                      -----------    -----------    -----------
          Operating income..........................    1,964,424      1,781,288        877,045
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................       96,193        319,071          4,102
  Interest expense..................................           --      (328,415)      (255,931)
  Miscellaneous, net................................      325,731        210,845        303,181
                                                      -----------    -----------    -----------
                                                          421,924        201,501         51,352
                                                      -----------    -----------    -----------
          Income before income tax..................    2,386,348      1,982,789        928,397
Income tax expense..................................      838,500        707,400        335,000
                                                      -----------    -----------    -----------
          Net income................................    1,547,848      1,275,389        593,397
                                                      -----------    -----------    -----------
Preferred stock dividend............................           --       (50,561)      (450,120)
Accretion of preferred stock redemption value.......           --        (5,439)       (69,559)
                                                      -----------    -----------    -----------
Net income attributable to common stock.............  $ 1,547,848    $ 1,219,389    $    73,718
                                                      ===========    ===========    ===========
Basic:
  Earnings per share................................  $      0.30    $      0.29    $      0.25
  Weighted average common shares outstanding........    5,164,113      4,215,827        297,140
Diluted:
  Earnings per share................................  $      0.28    $      0.26    $      0.17
  Weighted average common shares outstanding........    5,438,355      4,936,033      3,498,302

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash......................................................  $   795,764    $   352,839
  Marketable securities available for sale..................           --      6,607,344
  Accounts receivable (net of allowance for doubtful
     accounts of $125,000 in 1998 and $46,000 in 1997)......    6,056,155      2,908,648
  Inventories...............................................    4,806,799      3,308,031
  Refundable income taxes...................................       27,049             --
  Deferred income taxes.....................................      274,500        179,600
  Other current assets......................................      530,588        353,704
                                                              -----------    -----------
     Total current assets...................................   12,490,855     13,710,166
Property, plant and equipment:
  Land and building.........................................      973,512        937,317
  Furniture and fixtures....................................      535,220        458,043
  Leasehold improvements....................................      116,446         80,731
  Machinery and equipment...................................   10,284,156      6,375,110
  Machine under construction................................      280,227        231,354
  Vehicles..................................................       92,318         92,318
  Management information systems............................      394,267        102,000
                                                              -----------    -----------
                                                               12,676,146      8,276,873
                                                              -----------    -----------
  Less accumulated depreciation and amortization............   (2,876,833)    (2,003,050)
                                                              -----------    -----------
     Net property, plant and equipment......................    9,799,313      6,273,823
                                                              -----------    -----------
Due from shareholder........................................      110,877         69,581
Other assets, including investment in Euro-Technology (net
  of accumulated amortization of $128,111 in 1998 and $1,185
  in 1997)..................................................    2,181,830        123,678
Goodwill (net of accumulated amortization of $581,280 in
  1998 and $321,898 in 1997)................................    5,055,899      5,039,102
                                                              -----------    -----------
          Total assets......................................  $29,638,774    $25,216,350
                                                              ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $   473,931    $        --
  Note payable to bank......................................      261,000             --
  Current installments of long-term debt....................      110,741        100,000
  Accounts payable shareholder..............................      225,708         83,854
  Accounts payable..........................................    1,876,264        538,601
  Accrued expenses..........................................      579,934        513,744
  Income taxes payable......................................           --        130,000
                                                              -----------    -----------
     Total current liabilities..............................    3,527,578      1,366,199
Long-term debt, excluding current installments..............      139,179        253,244
Deferred income taxes.......................................    1,034,200        370,000
Commitments (Note 5)
Shareholders' equity:
  Common stock, $0.0001 par value; 20,000,000 shares
     authorized, 5,186,889 outstanding in 1998 and 5,146,606
     outstanding in 1997....................................          519            515
  Additional paid-in capital................................   24,837,224     24,714,963
  Treasury stock at cost: 3,300 shares in 1998 and 1997.....       (5,000)        (5,000)
  Cumulative translation adjustment.........................       40,797             --
  Accumulated earnings (deficit)............................       64,277     (1,483,571)
                                                              -----------    -----------
     Total shareholders' equity.............................   24,937,817     23,226,907
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $29,638,774    $25,216,350
                                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                  COMMON STOCK      ADDITIONAL     TREASURY STOCK                  CUMULATIVE         TOTAL
                               ------------------     PAID-IN     ----------------   ACCUMULATED   TRANSLATION    SHAREHOLDERS'
                                SHARES     AMOUNT     CAPITAL     SHARES   AMOUNT      DEFICIT     ADJUSTMENT    EQUITY (DEFICIT)
                               ---------   ------   -----------   ------   -------   -----------   -----------   ----------------
BALANCE AT DECEMBER 31,
  1995.......................    289,674    $ 29    $   410,290   (3,300)  $(5,000)  $(2,776,678)    $    --       $(2,371,359)
Exercise of common stock
  options....................      6,600      --            200       --        --            --                           200
Issue of stock in acquisition
  of Advanced Textiles,
  Inc........................      5,350       1         53,499       --        --            --                        53,500
Accrual of preferred stock
  dividend...................         --      --             --       --        --      (450,120)                     (450,120)
Accretion of preferred stock
  redemption value...........         --      --             --       --        --       (69,559)                      (69,559)
Net income...................         --      --             --       --        --       593,397                       593,397
                               ---------    ----    -----------   ------   -------   -----------     -------       -----------
BALANCE AT DECEMBER 31,
  1996.......................    301,624      30        463,989   (3,300)   (5,000)   (2,702,960)         --        (2,243,941)
Accrual of preferred stock
  dividend...................         --      --             --       --        --       (50,561)                      (50,561)
Accretion of preferred stock
  redemption value...........         --      --             --       --        --        (5,439)                       (5,439)
Conversion of preferred
  shares to common stock.....  2,548,280     255      6,644,954       --        --            --                     6,645,209
Issuance of common stock to
  public.....................  1,700,000     170     13,741,499       --        --            --                    13,741,669
Exercise of warrants to
  purchase common stock......    178,089      18            (18)      --        --            --                            --
Issuance of stock upon
  conversion of debt.........    384,026      38      3,648,212       --        --            --                     3,648,250
Exercise of common stock
  options under employee
  compensation plans
  including tax benefit of
  $215,000...................     34,587       4        216,327       --        --            --                       216,331
Net income...................         --      --             --       --        --     1,275,389                     1,275,389
                               ---------    ----    -----------   ------   -------   -----------     -------       -----------
BALANCE AT DECEMBER 31,
  1997.......................  5,146,606     515     24,714,963   (3,300)   (5,000)   (1,483,571)         --        23,226,907
Exercise of common stock
  options under employee
  compensation plans
  including tax benefit of
  $67,000....................     35,040       4         99,262       --        --            --          --            99,266
Issuance of stock to
  directors for
  compensation...............      5,243      --         22,999       --        --            --          --            22,999
Foreign currency translation
  adjustment.................                                                                         40,797
Net income...................         --      --             --       --        --     1,547,848                     1,588,645
                               ---------    ----    -----------   ------   -------   -----------     -------       -----------
BALANCE AT DECEMBER 31,
  1998.......................  5,186,889    $519    $24,837,224   (3,300)  $(5,000)  $    64,277     $40,797       $24,937,817
                               =========    ====    ===========   ======   =======   ===========     =======       ===========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                              ------------------------------------------
                                                                 1998            1997           1996
                                                              -----------    ------------    -----------
Cash flows from operating activities:
  Net income................................................  $ 1,547,848    $  1,275,389    $   593,397
  Adjustments to reconcile net income to net provided by
    (used in) operating activities:
    Depreciation and amortization...........................    1,274,098         846,974        479,669
    Deferred taxes..........................................      389,300         235,500        229,000
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............   (1,788,774)       (358,830)       172,493
    Increase in inventories.................................     (855,737)        (45,181)      (725,564)
    (Increase) decrease in refundable income taxes..........      (27,049)         21,061         (5,061)
    (Increase) decrease in other current assets.............      101,353         (53,514)      (176,721)
    Increase in due from shareholder........................      (41,296)        (69,581)            --
    Increase (decrease) in accounts payable shareholder.....      141,854        (960,705)      (587,619)
    Increase (decrease) in accounts payable and accrued
      expenses..............................................      311,006      (1,438,262)       721,129
    Increase (decrease) in income taxes payable.............     (105,368)        344,942        (32,000)
                                                              -----------    ------------    -----------
      Net cash provided by (used in) operating activities...      947,235        (202,207)       668,723
                                                              -----------    ------------    -----------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired, including
    technology..............................................   (5,993,058)             --       (294,512)
  Purchases of marketable securities........................           --     (96,947,023)            --
  Sale of marketable securities.............................    6,607,344      90,339,679             --
  Purchases of property, plant and equipment................   (1,820,948)       (849,408)    (1,132,236)
  Decrease in other assets..................................       49,917          31,300         17,687
                                                              -----------    ------------    -----------
      Net cash used in investing activities.................   (1,156,745)     (7,425,452)    (1,409,061)
                                                              -----------    ------------    -----------
Cash flows from financing activities:
  Increase (decrease) in bank overdraft.....................      473,931        (300,809)        84,187
  Net proceeds (repayments) under line of credit............      261,000      (1,179,968)     1,179,968
  Proceeds from long-term debt borrowings...................           --              --        321,375
  Repayment of long-term debt...............................     (114,065)     (5,149,568)       (95,566)
  Net proceeds received from issuance of common stock to
    public..................................................           --      14,682,689             --
  Proceeds from exercise of common stock options warrants
    and stock granted as directors compensation.............       32,266           1,389            200
  Transactional expenses associated with issuance of
    stock...................................................           --        (428,341)      (512,679)
                                                              -----------    ------------    -----------
      Net cash provided by financing activities.............      653,132       7,625,392        977,485
  Net effect of currency exchange rates on cash.............         (697)             --             --
                                                              -----------    ------------    -----------
      Net increase (decrease) in cash.......................      442,925          (2,267)       237,147
Cash at beginning of period.................................      352,839         355,106        117,959
                                                              -----------    ------------    -----------
Cash at end of period.......................................  $   795,764    $    352,839    $   355,106
                                                              ===========    ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (including interest capitalized of $44,535 in
      1998 and $72,064 in 1997).............................  $    40,939    $    528,889    $   141,886
    Income taxes............................................  $   583,550    $    100,300    $   168,626
  Acquisition of business, net of cash acquired:
  Working capital, other than cash..........................  $ 1,096,550                    $ 1,259,027
  Property, land and equipment..............................    2,552,372                      1,537,675
  Goodwill/technology.......................................    2,524,136                      5,360,810
  Deferred taxes............................................     (180,000)                            --
  Convertible note due to seller............................           --                     (7,296,500)
  Other amount due to seller................................           --                       (513,000)
  Issuance of common stock..................................           --                        (53,500)
                                                              -----------                    -----------
  Net cash used to acquire businesses.......................  $ 5,993,058                    $   294,512
                                                              ===========                    ===========
Noncash financing activities:
  Conversion of preferred stock into common stock in
    February 1997...........................................                 $  6,645,209
  Conversion of debt into common stock in November 1997.....                 $  3,648,250

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                          ----------    ----------    --------
Net income..............................................  $1,547,848    $1,275,389    $593,397
Foreign currency translation adjustments................      40,797            --          --
                                                          ----------    ----------    --------
Comprehensive income....................................  $1,588,645    $1,275,389    $593,397
                                                          ==========    ==========    ========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Brunswick Technologies, Inc. is a developer and manufacturer of stitchbonded engineered composite reinforcement fabrics made from glass, carbon and other fibers. Its products are used worldwide in a diverse range of products, including those used in the marine, recreational board, automotive, oil & gas, construction, and transportation industries.

  Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Brunswick Technologies, Inc. and its wholly-owned subsidiaries, Advanced Textiles, Inc. ("ATI") and Brunswick Technologies Europe Ltd. ("BTI-Europe"). The accounts of ATI are included from October 30, 1996, the date of acquisition. The accounts of BTI-Europe are included from March 2, 1998, the date of acquisition. All significant inter-company balances and transactions have been eliminated in the Consolidated Financial Statements.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over estimated useful lives as follows:

                                                                YEARS
                                                                -----
Buildings...................................................    20-30
Furniture and fixtures......................................     2-7
Machinery and equipment.....................................    4-15
Vehicles....................................................      5

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

                          BRUNSWICK TECHNOLOGIES, INC.

  Capitalized Computer Software Costs

     The Company records expenditures for computer software in accordance with the provision of Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company reports computer software cost in MIS. The Company had capitalized $317,337 in 1998 and $85,403 in 1997. Amortization of software cost is provided on a straight-line basis over 5 years.

  Research and Development

     Expenditures for research and development are charged to operations as incurred.

  Patents

     Costs associated with securing patents for the Company's products are capitalized and amortized over the shorter period of 17 years, or the estimated useful life.

  Grants

     Revenues from government agencies' research grants are recognized when reimbursable expenses are incurred.

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

  Computation of Earnings per Share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which during 1998, 1997 and 1996 were 5,164,113, 4,215,827 and 297,140, respectively. Diluted earnings per share is computed using income available to common shareholders and weighted average common shares outstanding during the period after considering the potential dilutive effect of common stock equivalents based on the treasury stock method. The diluted weighted average number of common shares outstanding for 1998, 1997 and 1996 were 5,438,355, 4,936,033 and 3,498,302, respectively. All prior period earnings per share data has been restated to conform to the provisions of this statement.

                          BRUNSWICK TECHNOLOGIES, INC.

  Marketable Securities

     Marketable securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Marketable securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. At December 31, 1997 the cost of marketable securities approximated fair value. At December 31, 1998, there were no marketable securities held by the Company.

  Fair Value of Financial Instruments

     At December 31, 1998, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximate their fair value as of December 31, 1998, based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

  Foreign Currency

     Foreign subsidiaries' balance sheet and income statement accounts expressed in local functional currencies are translated into U.S. dollars using ending and average exchange rates, respectively. The resulting translation adjustments are reported in a separate component of stockholders' equity.

     Forward foreign exchange contracts are used to hedge committed foreign currency sales. Realized and unrealized gains and losses on these contracts are recorded in net income in the same period in which the hedged transactions affect earnings. The Company had no forward foreign currency exchanged contracts outstanding at December 31, 1998.

  Goodwill and Technology

     Goodwill represents the excess of the cost of the ATI and BTI-Europe acquisitions over the fair value of the net assets at the date of the acquisition and is being amortized over 20 years. Acquired technology is being amortized over 15 years.

  Impairment Accounting

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1996. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change. The Company's policy on impairment prior to the adoption of SFAS No. 121 was not materially different.

  Income Taxes

     The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

                          BRUNSWICK TECHNOLOGIES, INC.

  New Accounting Standards

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

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is required to be adopted for fiscal years beginning after December 15, 1998. The Company does not believe SOP 98-5 will have a material effect on the financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

2.  BUSINESS COMBINATIONS

     On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. A preliminary allocation of the purchase price has been made to the assets and technology acquired. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending December 31, 1998.

     Proforma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1997, are as follows:

                                                            YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,
                                                               1998            1997
                                                           ------------    ------------
                                                                  (IN THOUSANDS)
Net sales................................................    $42,588         $36,824
                                                             =======         =======
Net income...............................................    $ 1,635         $ 1,562
                                                             =======         =======
Diluted earnings per share...............................    $  0.30         $  0.32
                                                             =======         =======

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

                          BRUNSWICK TECHNOLOGIES, INC.

     Pro forma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1996 are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Net sales.................................................       $26,444
                                                                 =======
Net income................................................       $ 2,804
                                                                 =======
Diluted earnings per share................................       $  0.81
                                                                 =======

3.  INVENTORIES

     Inventories consist of the following components:

                                                                  DECEMBER 31,
                                                            ------------------------
                                                               1998          1997
                                                            ----------    ----------
Raw materials.............................................  $1,393,964    $  752,428
Work in progress..........................................     956,868       706,353
Finished goods............................................   2,455,967     1,849,250
                                                            ----------    ----------
                                                            $4,806,799    $3,308,031
                                                            ==========    ==========

4.  DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1998         1997
                                                             ---------    ---------
Non-interest bearing obligation incurred in the purchase of
  ATI, discounted at 8.25%.................................  $ 234,703    $ 353,244
Other......................................................     15,217
                                                             ---------    ---------
                                                               249,920      353,244
  Less current installments................................   (110,741)    (100,000)
                                                             ---------    ---------
                                                             $ 139,179    $ 253,244
                                                             =========    =========

     The schedule of maturities of long-term debt at December 31, 1998, is as follows:

     1999..................................................  $ 110,741
     2000..................................................    139,179
                                                             ---------    ---------
                                                             $ 249,920
                                                             =========    =========

     The Company has an existing debt facility with a bank. The agreement allows unsecured borrowings up to $4.0 million. At the Company's option, interest is charged at either the bank's prime rate or the London Interbank Borrowing Rate (LIBOR), plus 1.75%. There is an unused line fee of 1/8% of 1% of the unused portion. At December 31, 1998 there was $261,000 borrowings outstanding at a rate of 7.75% and there were no borrowings outstanding at December 31, 1997. The line of credit expires on June 1, 1999.

     The non-interest bearing obligation is payable in annual installments of $100,000 on December 15 of each year until the entire obligation is paid. In addition, the annual payment may be increased by an amount up to $100,000 based on certain income tax effects experienced by the holder of the note. In 1998, an increase in the annual payment of $46,801 was required.

                          BRUNSWICK TECHNOLOGIES, INC.

5.  LEASES

     Commencing January 1, 1996, the Company began leasing a newly constructed manufacturing facility. The Company has the option to purchase the facility at fair market value at any time between the end of the fifth year of the lease and the end of the lease. In July 1997 the Company agreed to an increase in the lease in exchange for the fit-out of additional space. In June 1998, the Company expanded the leased facility and modified the lease terms, including extending the term to 15 years. In connection with the vacating of its former facility in December 1995, the Company recorded $150,000 as its estimated cost to make repairs to the premises as specified in its lease agreement. However, this estimate was not realized and $147,545 was reversed in June 1996. In connection with the relocation to its new facility, the Company recorded a separate operating expense for the cost of the move, which included the rental expense for the old facility for the six months through June 30, 1996. The Company also has operating leases for a manufacturing facility in the UK, equipment and a vehicle. Total rental expense under all operating leases was $436,211, $346,400 and $288,454 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, future minimum lease payments under all non-cancelable leases are as follows:

1999........................................................  $  619,107
2000........................................................     516,151
2001........................................................     391,835
2002........................................................     331,596
2003........................................................     338,800
Thereafter..................................................   2,587,200
                                                              ----------
                                                              $4,784,689
                                                              ==========

6.  CONVERTIBLE PREFERRED STOCK

     The Company's convertible preferred stock, no par value consists of four series whose activity is shown in the following table:

                            SERIES AA              SERIES BB               SERIES C                SERIES D
                        ------------------   ---------------------   ---------------------   ---------------------
                        SHARES    AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                        ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER
  31, 1995............   3,657   $ 375,023    33,167   $ 2,295,681    18,000   $ 1,250,152    16,000   $ 2,148,674
Accrual of preferred
  stock dividend......      --      18,285        --       165,835        --        90,000        --       176,000
Accretion of preferred
  stock redemption
  value...............      --      35,869        --        15,080        --         5,715        --        12,895
                        ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER
  31, 1996............   3,657     429,177    33,167     2,476,596    18,000     1,345,867    16,000     2,337,569
Accrual of preferred
  stock dividend......      --       2,054        --        18,628        --        10,109        --        19,770
Accretion of preferred
  stock redemption
  value...............      --       2,805        --         1,179        --           447        --         1,008
Conversion of
  preferred stock.....  (3,657)   (434,036)  (33,167)   (2,496,403)  (18,000)   (1,356,423)  (16,000)   (2,358,347)
                        ------   ---------   -------   -----------   -------   -----------   -------   -----------
BALANCE AT DECEMBER
  31, 1997............      --          --        --            --        --            --        --            --
BALANCE AT DECEMBER
  31, 1998............      --   $      --        --   $        --        --   $        --        --   $        --
                        ======   =========   =======   ===========   =======   ===========   =======   ===========

                          TOTAL CONVERTIBLE
                          PREFERRED SHARES
                        ---------------------
                        SHARES      AMOUNT
                        -------   -----------
BALANCE AT DECEMBER
  31, 1995............   70,824   $ 6,069,530
Accrual of preferred
  stock dividend......       --       450,120
Accretion of preferred
  stock redemption
  value...............       --        69,559
                        -------   -----------
BALANCE AT DECEMBER
  31, 1996............   70,824     6,589,209
Accrual of preferred
  stock dividend......       --        50,561
Accretion of preferred
  stock redemption
  value...............       --         5,439
Conversion of
  preferred stock.....  (70,824)   (6,645,209)
                        -------   -----------
BALANCE AT DECEMBER
  31, 1997............       --            --
BALANCE AT DECEMBER
  31, 1998............       --   $        --
                        =======   ===========

     Shares of all series of preferred stock are entitled to cumulative dividends at the rate of 10% per annum of the original price. In addition, shares of preferred stock have a liquidation preference. On February 10, 1997,

                          BRUNSWICK TECHNOLOGIES, INC.

the date of the closing of the Company's initial public offering, all of the Company's four series of outstanding preferred stock were converted to 2,337,192 shares of common stock. In addition, holders of shares of preferred stock received 211,088 shares of common stock in payment of accrued dividends of $2,005,342 as of the date of conversion.

7.  CAPITAL STOCK

     The Company has three employee stock option plans, one each established in 1991, 1994 and 1997. The plans reserve for issuance a total of 990,000 common shares. Options granted prior to June 29, 1995 vest at a rate of 20% per year beginning on the date of the grant. Options granted on June 29, 1995 and after vest at 20% per year beginning one year after the date of grant. All the shares available in the 1991 and 1994 plans have been granted. The Company's 1997 Equity Incentive Plan was adopted by the Board of Directors on January 22, 1997 and approved by the shareholders at a meeting held on January 23, 1997. A total of 421,740 shares of Common Stock have been reserved for awards under the 1997 Plan. Pursuant to the 1997 Plan, a committee of the Board of Directors is authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or similar securities defined thereunder, all in its discretion, to key individuals, consultants and directors of the Company or one of its affiliates. At December 31, 1998, 328,770 shares remained available to be granted.

     A summary of changes in common stock options during 1996, 1997, and 1998 is:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                              -------    ----------------
Outstanding grants at December 31, 1995.....................  517,539         $ 0.74
  Granted...................................................    9,900         $ 9.50
  Exercised.................................................   (6,600)        $ 0.03
  Canceled..................................................       --             --
                                                              -------         ------
Outstanding grants at December 31, 1996.....................  520,839         $ 0.91
  Granted...................................................   48,000         $ 9.50
  Exercised.................................................  (34,587)        $ 0.15
  Canceled..................................................   (1,500)        $ 9.50
                                                              -------         ------
Outstanding grants at December 31, 1997.....................  532,752         $ 1.66
  Granted...................................................   60,100         $10.27
  Exercised.................................................  (35,040)        $ 0.92
  Canceled..................................................  (17,280)        $ 4.12
                                                              -------         ------
Outstanding grants at December 31, 1998.....................  540,532         $ 2.67
                                                              =======         ======
Options exercisable at December 31, 1996....................  408,969         $ 0.47
                                                              =======         ======
Options exercisable at December 31, 1997....................  374,217         $ 0.59
                                                              =======         ======
Options exercisable at December 31, 1998....................  422,882         $ 1.12
                                                              =======         ======

     The weighted average grant date fair values of options granted during 1998, 1997 and 1996 were $5.59, $4.85 and $4.84, respectively.

                          BRUNSWICK TECHNOLOGIES, INC.

     Options outstanding at December 31, 1998:

                                                      WEIGHTED AVERAGE
                                                   -----------------------
                                                                REMAINING                       WEIGHTED
                                      NUMBER       EXERCISE    CONTRACTUAL      NUMBER          AVERAGE
RANGE OF EXERCISE PRICE             OUTSTANDING     PRICE         LIFE        EXERCISABLE    EXERCISE PRICE
-----------------------             -----------    --------    -----------    -----------    --------------
$0.03 - 0.16......................    216,246       $ 0.04      2.2 years       216,246          $0.04
$1.50 - 1.60......................    212,036       $ 1.52      5.3 years       187,286          $1.52
$4.00 - 10.00.....................     75,500       $ 8.37      8.4 years        19,350          $9.50
$10.50 - 15.00....................     36,750       $13.08      9.0 years            --          $  --

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1998          1997         1996
                                                          ----------    ----------    --------
Net income:
  As reported...........................................  $1,547,848    $1,275,389    $593,397
                                                          ==========    ==========    ========
  Pro Forma.............................................  $1,417,121    $1,237,985    $585,920
                                                          ==========    ==========    ========
Diluted earnings per share:
  As reported...........................................  $     0.28    $     0.26    $   0.17
                                                          ==========    ==========    ========
  Pro Forma.............................................  $     0.26    $     0.25    $   0.17
                                                          ==========    ==========    ========

     The fair value of stock options in the pro forma accounts for fiscal 1998, 1997 and 1996 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant at its minimum value using the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rates of
5.3 -- 6.2%, expected life of five to six years, no dividend yield and 50% volatility in 1998 and 1997 only.

     In conjunction with the issuance of the preferred stock, the Company issued warrants for the purchase of its common stock. Each warrant was exercisable for one share of common stock. In 1997, 211,200 warrants were exercised on a "cashless" basis by non-employee shareholders which resulted in 178,089 shares of common stock being issued.

     Also in conjunction with the IPO, the Company granted the Underwriter Warrants to purchase 125,000 shares of common stock at a price 20% higher than the initial offering price of $9.50. The warrants became exercisable 1 year following the IPO and expire in 2002.

8.  CONCENTRATION OF CREDIT RISK

     The Company utilizes a national and international distribution system that sells to approximately 700-1,000 end users. Domestically (defined as goods produced in plants located in Maine and Texas), four individual distributors accounted for approximately 76% of the Company's 1996 revenues and in 1997, five

                          BRUNSWICK TECHNOLOGIES, INC.

individual distributors accounted for approximately 68% of the Company's revenues. The same distributors represented 38% of the Company's accounts receivable balances at December 31, 1997. In 1998, 5 individual distributors and customers accounted for approximately 77% of the Company's domestic revenues. The same distributors represented 66% of the Company's domestic accounts receivable balances at December 31, 1998. Internationally (defined as goods produced in BTI-Europe's plant in Andover, UK) one individual distributor accounted for 6% of international revenues with no other single customer making up more than 5%. At December 31, 1998, three distributors and two customers accounted for 52% of the international accounts receivable.

9.  INCOME TAXES

     Income tax (benefit) expense consists of the following:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Current:
  Federal..................................  $351,100    $441,400    $103,000
  State....................................    61,900      30,500       3,000
  Foreign..................................    36,200
                                             --------    --------    --------
                                              449,200     471,900     106,000
                                             --------    --------    --------
Deferred:
  Federal..................................   186,900     242,500      36,000
  State....................................    36,000      (7,000)    193,000
  Foreign..................................   166,400
                                             --------    --------    --------
                                              389,300     235,500     229,000
                                             --------    --------    --------
          Total tax expense................  $838,500    $707,400    $335,000
                                             ========    ========    ========

     The actual income tax (benefit) expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Computed expected income tax...............  $811,400    $674,000    $315,000
State income taxes.........................   104,400      78,500      54,000
Foreign tax rate differential..............   (86,500)
Other......................................     9,200     (45,100)    (34,000)
                                             --------    --------    --------
          Total tax (benefit) expense......  $838,500    $707,400    $335,000
                                             ========    ========    ========

                          BRUNSWICK TECHNOLOGIES, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following at:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1998          1997
                                                     -----------    ---------
Deferred tax assets (liabilities):
  Reserves.........................................  $   220,200    $  65,800
  Net operating loss carryforward..................      131,900      186,500
  Alternative minimum tax credit carryforward......      170,600      238,000
  Compensation.....................................       36,400       39,000
  Other............................................      126,400       78,300
  Depreciation and amortization....................   (1,263,900)    (798,000)
  Goodwill.........................................     (181,300)
                                                     -----------    ---------
          Net deferred tax (liabilities)...........  $  (759,700)   $(190,400)
                                                     ===========    =========
  Current deferred tax assets......................  $   274,500    $ 179,600
                                                     -----------    ---------
  Non-current deferred tax liabilities.............  $(1,034,200)   $(370,000)
                                                     ===========    =========

     As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $347,500, which expire at various dates through 2006. Under Internal Revenue Code Section 382, utilization of net operating loss carryforwards may be limited in the event of changes in the ownership structure of the Company. Such a change occurred in 1990 and in 1997, and the net operating loss carryforwards are limited for utilization at approximately $156,700 per year. In addition, the Company has alternative minimum tax credit carryforwards of approximately $170,600 which have no expiration date. The company has not established a valuation allowance against the deferred tax assets at December 31, 1998 and 1997.

10.  RELATED PARTY

     The Company purchases a significant portion of its raw materials inventory from a shareholder. For the years ended December 31, 1998, 1997 and 1996, purchases of raw materials were $10,309,104, $8,933,450 and $8,548,754, respectively. At December 31, 1998, and 1997, the Company had due this stockholder, $225,708 and $83,854, respectively, for purchases of raw materials.

11.  NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY (NIST) GRANT

     The Company is a participant in a consortium to develop a manufacturing competency to replace wood, steel, and concrete with high performance composites. The project has been awarded a grant by NIST whereby 50% of the project's costs will be reimbursed. In 1996, the Company incurred project eligible costs of, and applied for reimbursement for, $426,070, for which the Company has recorded miscellaneous income of $332,432 and reduced cost of goods sold by $93,638. In 1997, the Company incurred eligible costs and applied for reimbursement for $143,274, for which the Company has recorded miscellaneous income of $119,108 and reduced cost of goods sold by $24,166. In 1998, the Company incurred eligible costs and applied for reimbursement for $75,978, for which the Company has recorded miscellaneous income of $53,766 and reduced cost of goods sold by $22,212.

12.  INITIAL PUBLIC OFFERING

     On February 10, 1997, the Company completed its initial public offering of common stock. The sale to the public totaled 2,500,000 shares, with 1,700,000 new shares being sold by the Company and 800,000 shares

                          BRUNSWICK TECHNOLOGIES, INC.

being sold from the holdings of an existing shareholder. The offering price was $9.50 per share with proceeds to the Company, after all offering expenses, of approximately $13.7 million. From the proceeds, the Company was obligated to pay $3,648,250 of the convertible subordinated note plus accrued interest thereon (see Note 4). With the remaining proceeds, the Company also paid off the balance of its bank debt, approximately $2.6 million. Deferred charges of $512,679 at December 31, 1996, and other transactional expenses (together aggregating approximately $1 million) were offset against stockholders' equity upon completion of the offering.

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

13.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                1998                             1997                            1996
                                   ------------------------------   ------------------------------   ----------------------------
                                      NET                    PER       NET                    PER      NET                   PER
                                     INCOME      SHARES     SHARE     INCOME      SHARES     SHARE    INCOME     SHARES     SHARE
                                   ----------   ---------   -----   ----------   ---------   -----   --------   ---------   -----
Basic EPS........................  $1,547,848   5,164,113   $0.30   $1,219,389   4,215,827   $0.29   $ 73,718     297,140   $0.25
Effect of dilutive securities:
Conversion of Preferred..........                                       56,000     283,142            519,679   2,548,280
Conversion of Stock Options......                 274,242                          437,064                        652,882
                                   ----------   ---------   -----   ----------   ---------   -----   --------   ---------   -----
Diluted EPS......................  $1,547,848   5,438,355   $0.28   $1,275,389   4,936,033   $.026   $593,397   3,498,302   $0.17
                                   ==========   =========   =====   ==========   =========   =====   ========   =========   =====

     The conversion of the Company's convertible subordinated note was anti-dilutive and has been excluded from Diluted EPS in 1997 and 1996. The note was converted in November 1997.

14. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial results by quarter for the fiscal years ended December 31, 1998 and 1997 are summarized below and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                                       MARCH       JUNE      SEPTEMBER     DECEMBER
                                                      -------    --------    ----------    ---------
                        1998                           (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
Net sales...........................................  $9,048     $10,968      $10,309       $11,097
Cost of sales.......................................   6,856       8,444        8,158         8,766
Net income..........................................     418         518          260           352
Income applicable to common shares..................     418         518          260           352
Diluted EPS.........................................  $ 0.08     $  0.10      $  0.05       $  0.07

                          BRUNSWICK TECHNOLOGIES, INC.

                                                       MARCH      JUNE     SEPTEMBER    DECEMBER
                        1997                           ------    ------    ---------    --------
Net sales............................................  $7,332    $8,073     $7,603       $7,502
Cost of sales........................................   5,448     5,872      5,682        5,805
Net income...........................................     287       446        446           97
Income applicable to common shares...................     231       446        446           97
Diluted EPS..........................................  $ 0.07    $ 0.09     $ 0.09       $ 0.02

15.  401K PLAN

     The Company sponsors a 401K retirement savings plan. Under the plan, the Company will make matching contributions of at least 25% of a participant's contribution up to 4% of the participant's eligible compensation, subject to limitations required by governmental laws or regulations. Company contributions to the plan in 1998 and 1997 were $30,165 and $6,906, respectively. No contributions were made in 1996.

16.  SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise." The prior years' segment information has been restated to present the Company's two reportable segments - (1) Domestic and (2) International. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies." Performance of the segments is evaluated on Net Sales, Operating Income, Interest Income, Interest Expense, Pretax Income, Income Tax and Net Income in addition to EBITDA. The tables below present information about reported segments for the years ended December 31, 1998, 1997 and 1996. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

     BTI is organized primarily on the basis of products being marketed, produced and shipped from either "domestic" plants (those located in the United States) or the sole "international" plant, BTI-Europe located in Andover, UK. Domestic operations utilize a unified sales force selling a unified product line directly to customers as well as through a unified group of distributors. Goods are sold substantially within North America, though goods are also shipped worldwide. International operations sell primarily to a distinct customer base utilizing a locally based sales force and independently established distribution channels. Goods are shipped throughout Europe and the world. The international segment was acquired on March 2, 1998.

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
DOMESTIC
  Net sales...........................................  $36,113    $30,510    $19,816
  Operating income....................................    1,104      1,781        877
  Intercompany income.................................      267         --         --
  Interest income.....................................       76        319          4
  Interest expense....................................       --        328        256
  Pretax income.......................................    1,727      1,983        928
  Income tax..........................................      638        707        335
  Net income..........................................    1,089      1,275        593

                          BRUNSWICK TECHNOLOGIES, INC.

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
INTERNATIONAL
  Net sales...........................................    5,309         --         --
  Operating income....................................      860         --         --
  Intercompany expense................................      267         --         --
  Interest income.....................................       20         --         --
  Interest expense....................................       --         --         --
  Pretax income.......................................      659         --         --
  Income tax..........................................      201         --         --
  Net income..........................................      458         --
EBITDA
  Domestic............................................  $ 2,792    $ 3,158    $ 1,664
  International.......................................      868         --         --
                                                        -------    -------    -------
          Total.......................................  $ 3,660    $ 3,158    $ 1,664
                                                        =======    =======    =======
ASSETS
  Domestic............................................  $28,060    $25,216
  International.......................................    3,481         --
  (Intercompany elimination)..........................   (1,902)        --
                                                        -------    -------
          Total assets................................  $29,639    $25,216
                                                        =======    =======

     Total segment sales, profitability and total segment EBITDA are equal to total consolidated sales and EBITDA, respectively. Accordingly, no reconciliation is provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10, 11, 12, AND 13

     Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 20, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 1999. If for any reason such a statement is not filed within such a period, this report will be appropriately amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) Financial Statements

     The following described consolidated financial statements of the Company are included in this report:

     Report of Independent Public Accountants

     Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements

     Financial Statement Schedules: Schedules are omitted because not applicable or the information is included elsewhere herein.

     (b) Reports on Form 8-K

     None

     (c) Exhibits

EXHIBIT
NO.                          DESCRIPTION OF EXHIBIT
-------                      ----------------------
 *2       Agreement by and among the Registrant, Brunswick
          Technologies Europe Limited, T&N PLC and Tech Textiles
          International Limited, dated as of March 2, 1998.
          Incorporated by reference to Exhibit 2 to the Registrant's
          Report on Form 8-K dated March 2, 1998.
 *3.1     Amended and Restated Articles of Incorporation of the
          Registrant
 *3.2     Third Restated Bylaws of the Registrant.
 *4.1     Amended and Restated Registration Rights Agreement dated
          August 25, 1993.
 *4.2     Amendment No. 1 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.3     Amendment No. 2 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.4     Form from Josephthal Warrant.
 *4.5     Specimen Stock certificate for shares of Common Stock.
 *4.6     Amendment No. 3 to Registration Rights Agreement dated
          February 3, 1997
*10.1     Loan Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.2     Security Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.3     Demand Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.4     Supply Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated August 25, 1993 (confidential
          portion of which have been omitted and filed separately with the Commission under the request for confidential treatment pursuant to Rule 406 under the Securities Act).
*10.5     Private Activity Bond Requirements Certificate of Brunswick
          Technologies Inc. dated December 1, 1995
*10.6     Lease Agreement between the Registrant and Brunswick
          Development Corporation dated August 1, 1995.
*10.7     Collaborative Agreement between the Registrant and E.I. du
          Pont de Nemours and Company, Inc., et al.
*10.8     Financial Advisory Agreement and Indemnification Agreement
          between the Registrant and Josephthal Lyon & Ross
          Incorporated.

EXHIBIT
NO.                          DESCRIPTION OF EXHIBIT
-------                      ----------------------
*10.9     Installment Promissory Note between the Registrant and
          Vetrotex CertainTeed Corp. dated March 31, 1992.
*10.10    Security Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated March 31, 1992.
*10.11    Stock Purchase Agreement among the Registrant, Burlington
          Industries, Inc. and Peter L. DeWalt dated October 22, 1996 and First Amendment to Stock Purchase Agreement dated
          October 29, 1996.
*10.12    Registration Rights among the Registrant, Burlington
          Industries, Inc., and Peter L. DeWalt, dated October 30,
          1996.
*10.13    Employment Agreement between Advanced Textiles, Inc., a
          subsidiary of the Registrant, and Peter L. DeWalt, dated
          October 30, 1996.
*10.14    Convertible Subordinated Promissory Note made by the
          Registrant in favor of Burlington Industries, Inc., dated
          October 30, 1996.
*10.15    Recapitalization Agreement among the Registrant and the
          holders of its common stock.
*10.16    Term Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.17    First Amendment to Term Note dated December, 1996.
*10.18    First Amendment to Loan Agreement dated December, 1996.
*10.19    First Amendment to Demand Note dated December, 1996.
*10.20    First Amendment to Security Agreement dated December, 1996.
*10.21    1991 Stock Option Plan.
*10.22    Amendment No. 1 to 1991 Stock Option Plan.
*10.23    1994 Employee Stock Option Plan.
*10.24    Amendment No. 1 to 1994 Employee Stock Option Plan.
*10.25    1997 Equity Incentive Plan
*10.26    Form of Common Stock Purchase Warrant.
*10.27    Form of Amendment No. 1 to Common Stock Purchase Warrant.
*10.28    Agreement regarding lending arrangements dated June 6, 1997.
*10.29    Amended and Restated Lease Agreement between Brunswick
          development Corporation and Brunswick Technologies Inc.
          dated June 5, 1998
+10.30    Demand Note ($4,000,000) in favor of Fleet Bank of Maine
          dated May, 1998.
+10.31    Agreement regarding lending arrangements dated May, 1998
+21       Registrant's subsidiaries.
+23       Consent of PricewaterhouseCoopers LLP
+27.1     Financial Data Schedule.

---------------
* Previously filed and incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-10721).

+ Filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                          BRUNSWICK TECHNOLOGIES, INC.

                                          By: /s/ MARTIN S. GRIMNES
                                            ------------------------------------
                                            Martin S. Grimnes
                                            Principal Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ MARTIN S. GRIMNES                 Principal Executive Officer and    March 30, 1999
---------------------------------------------------  Director
                 Martin S. Grimnes

                  /s/ DAVID COIT                     Director                           March 30, 1999
---------------------------------------------------
                   David M. Coit

               /s/ WILLIAM M. DUBAY                  President, Principal Operating     March 30, 1999
---------------------------------------------------  Officer and Director
                 William M. Dubay

               /s/ DONALD R. HUGHES                  Director                           March 30, 1999
---------------------------------------------------
                 Donald R. Hughes

                /s/ MAX G. PITCHER                   Director                           March 30, 1999
---------------------------------------------------
                  Max G. Pitcher

                /s/ DAVID E. SHARPE                  Director                           March 30, 1999
---------------------------------------------------
                  David E. Sharpe

               /s/ PETER N. WALMSLEY                 Director                           March 30, 1999
---------------------------------------------------
                  Peter Walmsley

                 /s/ ALAN CHESNEY                    Treasurer and Principal Financial  March 30, 1999
---------------------------------------------------  and Accounting Officer
                   Alan Chesney

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NO.                          DESCRIPTION OF EXHIBIT                         PAGE
-------                      ----------------------                     ------------
 *2       Agreement by and among the Registrant, Brunswick
          Technologies Europe Limited, T&N PLC and Tech Textiles
          International Limited, dated as of March 2, 1998.
          Incorporated by reference to Exhibit 2 to the Registrant's
          Report on Form 8-K dated March 2, 1998.
 *3.1     Amended and Restated Articles of Incorporation of the
          Registrant
 *3.2     Third Restated Bylaws of the Registrant.
 *4.1     Amended and Restated Registration Rights Agreement dated
          August 25, 1993.
 *4.2     Amendment No. 1 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.3     Amendment No. 2 to the Registration Rights Agreement dated
          October 30, 1996.
 *4.4     Form from Josephthal Warrant.
 *4.5     Specimen Stock certificate for shares of Common Stock.
 *4.6     Amendment No. 3 to Registration Rights Agreement dated
          February 3, 1997
*10.1     Loan Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.2     Security Agreement between the Registrant and Fleet Bank of
          Maine dated May 30, 1996.
*10.3     Demand Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.4     Supply Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated August 25, 1993 (confidential
          portion of which have been omitted and filed separately with the Commission under the request for confidential treatment pursuant to Rule 406 under the Securities Act).
*10.5     Private Activity Bond Requirements Certificate of Brunswick
          Technologies Inc. dated December 1, 1995
*10.6     Lease Agreement between the Registrant and Brunswick
          Development Corporation dated August 1, 1995.
*10.7     Collaborative Agreement between the Registrant and E.I. du
          Pont de Nemours and Company, Inc., et al.
*10.8     Financial Advisory Agreement and Indemnification Agreement
          between the Registrant and Josephthal Lyon & Ross
          Incorporated.
*10.9     Installment Promissory Note between the Registrant and
          Vetrotex CertainTeed Corp. dated March 31, 1992.
*10.10    Security Agreement between the Registrant and Vetrotex
          CertainTeed Corp. dated March 31, 1992.
*10.11    Stock Purchase Agreement among the Registrant, Burlington
          Industries, Inc. and Peter L. DeWalt dated October 22, 1996 and First Amendment to Stock Purchase Agreement dated
          October 29, 1996.
*10.12    Registration Rights among the Registrant, Burlington
          Industries, Inc., and Peter L. DeWalt, dated October 30,
          1996.
*10.13    Employment Agreement between Advanced Textiles, Inc., a
          subsidiary of the Registrant, and Peter L. DeWalt, dated
          October 30, 1996.
*10.14    Convertible Subordinated Promissory Note made by the
          Registrant in favor of Burlington Industries, Inc., dated
          October 30, 1996.
*10.15    Recapitalization Agreement among the Registrant and the
          holders of its common stock.
*10.16    Term Note in favor of Fleet Bank of Maine dated May 30,
          1996.
*10.17    First Amendment to Term Note dated December, 1996.
*10.18    First Amendment to Loan Agreement dated December, 1996.
*10.19    First Amendment to Demand Note dated December, 1996.
*10.20    First Amendment to Security Agreement dated December, 1996.

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NO.                          DESCRIPTION OF EXHIBIT                         PAGE
-------                      ----------------------                     ------------
*10.21    1991 Stock Option Plan.
*10.22    Amendment No. 1 to 1991 Stock Option Plan.
*10.23    1994 Employee Stock Option Plan.
*10.24    Amendment No. 1 to 1994 Employee Stock Option Plan.
*10.25    1997 Equity Incentive Plan
*10.26    Form of Common Stock Purchase Warrant.
*10.27    Form of Amendment No. 1 to Common Stock Purchase Warrant.
*10.28    Agreement regarding lending arrangements dated June 6, 1997.
*10.29    Amended and Restated Lease Agreement between Brunswick
          development Corporation and Brunswick Technologies Inc.
          dated June 5, 1998
+10.30    Demand Note ($4,000,000) in favor of Fleet Bank of Maine
          dated May, 1998.
+10.31    Agreement regarding lending arrangements dated May, 1998
+21       Registrant's subsidiaries.
+23       Consent of PricewaterhouseCoopers LLP
+27.1     Financial Data Schedule.

---------------
* Previously filed and incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-10721).

+ Filed with this report.