Form 10-Q
period 1999-03-31
BRUNSWICK TECHNOLOGIES INC
filed 1999-05-17
CIK 826075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999.

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

      Yes X   No _____

      The registrant had 5,191,687 shares of Common Stock, $.0001 par value, outstanding as of May 10, 1999.

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX

                                                                        PAGE NO.

Part I.  Financial information.
         Item 1. Financial Statements
             Report of Independent Accountants                                 3

             Consolidated balance sheets as of March 31, 1999
                  and December 31, 1998.                                       4

             Consolidated statements of income for the three months
                  ended March 31, 1999 and 1998.                               5

             Consolidated statements of cash flows for the three
                  months ended March 31, 1999 and 1998.                        6

             Consolidated statements of comprehensive income for the
                  three months ended March 31, 1999 and 1998.                  7

             Notes to consolidated financial statements.                    8-10


         Item 2. Management's Discussion and Analysis of Financial
           Condition And Results of Operations.                               11

         Item 3. Quantitative and Qualitative Disclosures about Market
           Risk.                                                              13


Part II. Other Information.

         Item 6. Exhibits and Reports on Form 8-K.                            14

         Signature                                                            15

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of income, and comprehensive income for the three month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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




PricewaterhouseCoopers
April 26, 1999

                          BRUNSWICK TECHNOLOGIES, INC,
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except share information)


                                                                                MARCH 31,   DECEMBER 31,
                                                                                 1999           1998
                                                                                --------      --------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                        $  1,264      $    796
    Accounts receivable, net of allowance for doubtful
      accounts of $134 in 1999 and $125 in 1998                                    6,455         6,056
    Inventories                                                                    5,180         4,807
    Refundable income taxes                                                           --            27
    Deferred income taxes                                                            274           274
    Other current assets                                                             331           531
                                                                                --------      --------
      Total current assets                                                        13,504        12,491

Property, plant and equipment:
    Land and building                                                                974           974
    Furniture and fixtures                                                           566           535
    Leasehold improvements                                                           119           117
    Machinery and equipment                                                       10,944        10,284
    Machine under construction                                                        54           280
    Vehicles                                                                          92            92
    Management information system                                                    468           394
                                                                                --------      --------
                                                                                  13,217        12,676
    Less accumulated depreciation and amortization                                (3,134)       (2,877)
                                                                                --------      --------
      Net property, plant and equipment                                           10,083         9,799

Due from shareholder                                                                 112           111
Other assets, including investment in Euro-Technology (net of accumulated
    amortization of $165 in 1999 and $128 in 1998)                                 2,142         2,182
Goodwill (net of accumulated amortization of $652 in 1999 and $581 in 1998)        4,982         5,056
                                                                                --------      --------
                Total assets                                                    $ 30,823      $ 29,639
                                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                              $     --      $    474
    Note payable to bank                                                              --           261
    Current installments of long-term debt                                           111           111
    Accounts payable shareholder                                                     377           226
    Accounts payable                                                               2,996         1,876
    Accrued expenses                                                                 809           580
    Income taxes payable                                                             161            --
                                                                                --------      --------
      Total current liabilities                                                    4,454         3,528

Long-term debt, excluding current installments                                       136           139
Deferred income taxes                                                              1,026         1,034
Commitments (Note 5)

Shareholders' equity:
    Common stock, $0.0001 par value; 20,000,000 shares authorized,
      5,187,799 outstanding in 1999 and 5,186,889 outstanding in 1998                  1             1
    Additional paid-in capital                                                    24,892        24,837
    Treasury stock at cost; 3,300 shares in 1999 and 1998                             (5)           (5)
    Cumulative translation adjustment                                               (110)           41
    Retained earnings                                                                429            64
                                                                                --------      --------
      Total shareholders' equity                                                  25,207        24,938
                                                                                --------      --------
                Total liabilities and shareholders' equity                      $ 30,823      $ 29,639
                                                                                ========      ========

    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC,
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except share information)


                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
                                                                        (UNAUDITED)

Net sales                                                         $ 11,474      $  9,048
Cost of goods sold (raw material purchased from a stockholder
    amounted to $2,737 in 1999 and $1,958 in 1998)                   8,990         6,856
                                                                  --------      --------
        Gross profit                                                 2,484         2,192

Selling, general and administrative expenses                         1,740         1,495
Research and development expenses                                      227           160
                                                                  --------      --------
        Operating income                                               517           537
                                                                  --------      --------
Other income (expense):
    Interest income                                                     11            51
    Interest expense                                                    (8)           (3)
    Miscellaneous, net                                                  40            68
                                                                  --------      --------
                                                                        43           116
                                                                  --------      --------
        Income before income taxes                                     560           653

Income tax expense                                                     195           235
                                                                  --------      --------
        Net income                                                $    365      $    418
                                                                  ========      ========
Basic:
    Earnings per share                                            $   0.07      $   0.08
    Weighted average common shares outstanding                       5,188         5,150

Diluted:
    Earnings per share                                            $   0.07      $   0.08
    Weighted average common shares outstanding                       5,448         5,466

    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except share information)


                                                                             FOR THE THREE MONTHS
                                                                                    ENDED
                                                                                   MARCH 31,
                                                                             --------------------
                                                                              1999         1998
                                                                             -------      -------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
    Net income                                                               $   365      $   418
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                            375          254
        Deferred taxes                                                            (3)          --
        Changes in assets and liabilities:
           Increase in accounts receivable                                      (440)      (1,442)
           Increase in inventories                                              (397)        (907)
           Decrease in refundable income taxes                                    27           --
           Increase (decrease) in other current assets                           197          (11)
           (Increase) decrease in due from shareholder                            (1)          19
           Increase in accounts payable shareholder                              151          328
           Increase in accounts payable and accrued expenses                   1,427        1,014
           Increase in income taxes payable                                      161           31
                                                                             -------      -------
               Net cash provided by (used in) operating activities             1,862         (296)
                                                                             -------      -------
Cash flows from investing activities:
    Acquisition of Tech Textiles, net of cash acquired, including
      technology                                                                  --       (5,993)
    Sale of marketable securities                                                 --        6,607
    Purchases of property, plant and equipment                                  (605)        (338)
    (Increase) decrease in other assets                                           (2)          22
                                                                             -------      -------
               Net cash (used in) provided by investing activities              (607)         298
                                                                             -------      -------
Cash flows from financing activities:
    Decrease in bank overdraft                                                  (474)          --
    Net (repayments) proceeds under line of credit                              (261)         113
    Issuance of common stock, net of issuance cost                                --           --
    Repayment of long-term debt                                                   (3)          --
    Proceeds from exercise of common stock options and warrants                    3           11
                                                                             -------      -------
               Net cash (used in) provided by financing activities              (735)         124
                                                                             -------      -------
               Effect of currency exchange rate changes on cash                  (52)           5
                                                                             -------      -------
               Net increase in cash                                              468          131
Cash at beginning of period                                                      796          353
                                                                             -------      -------
Cash at end of period                                                        $ 1,264      $   484
                                                                             =======      =======
Preliminary allocation of purchase price of acquisition of Tech Textiles
    International Ltd., net of cash acquired:
      Working capital, other than cash                                                    $ 1,097
      Machinery and equipment                                                               2,552
      Goodwill/technology                                                                   2,524
      Deferred taxes                                                                         (180)
                                                                                          -------
           Net cash used to acquire Tech Textiles Ltd.                                    $ 5,993
                                                                                          =======

    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC,
                  CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME
                     (in thousands except share information)


                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                            1999           1998
                                                            -----          -----
                                                                 (UNAUDITED)
Net income                                                  $ 365          $ 418

Foreign currency translation adjustments                     (151)            69
                                                            -----          -----
Comprehensive income                                        $ 214          $ 487
                                                            =====          =====

    The accompanying notes are an integral part of the financial statements.

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

B.    ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.:

      On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending March 31, 1999.

C.    INVENTORIES:

      Inventories consist of the following components:

                                                    MARCH 31,        DECEMBER 31,
                                                      1999              1998
                                                     ------            ------
                                                          (IN THOUSANDS)
                                                   (UNAUDITED)
      Raw materials                                  $1,400            $1,394
      Work-in-process                                 1,058               957
      Finished goods                                  2,722             2,456
                                                     ------            ------
                                                     $5,180            $4,807
                                                     ======            ======

                                    Continued

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.    NEW ACCOUNTING PRONOUNCEMENTS:

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

      In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is required to be adopted for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has not had a material effect on the financial statements.

E.    EARNINGS PER SHARE:

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                  (in thousands except per share information)

                                                     1999                              1998
                                        --------------------------------  -------------------------------
                                                                  (UNAUDITED)
                                          NET                     PER       NET                     PER
                                         INCOME      SHARES      SHARE     INCOME      SHARES      SHARE
                                        ---------   ---------   --------  ---------   ---------   -------
Basic EPS                               $     365       5,188   $   0.07  $     418       5,150   $  0.08

Effect of dilutive securities:
   Conversion of Stock Options                 --         300                    --         316
                                        ---------   ---------             ---------   ---------
Diluted EPS                             $     365       5,488   $   0.07  $     418       5,466   $  0.08
                                        =========   =========             =========   =========

F.    SEGMENT INFORMATION:

      The Company has two reportable segments - (1) Domestic and (2) International. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

                                    Continued

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.    SEGMENT INFORMATION, CONTINUED:

      The international segment was acquired on March 2, 1998. Income statement amounts reported in 1998 for the international segment are for the period from March 2, 1998 to March 31, 1998.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1999               1998
                                                    --------           --------
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
DOMESTIC
    Net sales                                       $  9,457           $  8,395
    Operating income                                     198                423
    Intercompany income                                  101                 --
    Pretax income                                        340                539
    Net income                                           218                339

INTERNATIONAL
    Net sales                                          2,017                653
    Operating income                                     319                114
    Intercompany expense                                 101                 --
    Pretax income                                        220                114
    Net income                                           147                 79

EBITDA
    Domestic                                        $    651           $    751
    International                                        292                159
                                                    --------           --------
      Total EBITDA                                  $    943           $    910
                                                    ========           ========

                                                    MARCH 31,         DECEMBER 31,
                                                      1999               1998
                                                    --------           --------
                                                   (UNAUDITED)
ASSETS
    Domestic                                        $ 28,894           $ 28,060
    International                                      3,831              3,481
    Intercompany elimination                          (1,902)            (1,902)
                                                    --------           --------
      Total assets                                  $ 30,823           $ 29,639
                                                    ========           ========

G.    RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified to conform with the presentation used in the 1999 financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters discussed in this news release with respect to expected financial results and future events, including any discussion, expressed or implied, of the Company's anticipated revenue growth, operating results and future earnings per share are forward-looking statements (identified by the words "expect", "estimate", "project", "plans", "believe", and similar expressions) that involve known and unknown risks and uncertainties. For these statements the Company claims the protection of the safe harbor of the Private Securities Litigation Reform Act of 1995. The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants (both fiberglass and non-fiberglass), including price cutting strategies and deterioration in general of regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties and uncertainties associated with the merger of three of the Company's large distributors, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions, (iv) unforeseen results of the Y2K problem and (v) the inability to continue to improve production capacity and scheduling. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 31, 1998.

Results of Operations

Net sales increased 26.8% in the first quarter of 1999 over the same period last year and 3.4% over the fourth quarter of 1998. Excluding BTI-Europe's revenues, net sales increased 12.7% when compared to the first quarter of 1998 and 0.8% compared to the fourth quarter. On a consolidated basis, gross profit margin was 21.6%, up from 20.9% and 21.0% in the third and fourth quarters of 1998, respectively. The gross profit margin had been 24.2% in the first quarter last year. Net Income was $365,000 or fully diluted earnings per share of $.07, down slightly from $418,000 or $.08 per share in the first quarter of 1998. The results of operations in 1999 include a full three months of Brunswick Technologies Europe, Ltd. ("BTI-Europe", formerly known as Tech Textiles International, Ltd.) while the results in the first quarter of 1998 included only one month of BTI-Europe which was acquired on March 2, 1998.

Demand continued to be strong for the Company's products during the first quarter of 1999. Domestically, there was some weakness in orders related to the wind energy industry as manufacturers of wind blades await congressional action to renew incentives sometime in the third quarter of the current year. Weakness continues in the corrosion industry driven largely by soft demand from paper manufacturers. Overall, however, these soft areas were more than offset by demand from marine, oil and gas, and industrial composite markets.

Internationally, demand continues to be strong and outpacing existing capacity for certain product lines. The wind energy composite industry remains vibrant with other markets strong, as well. A new machine was brought on line by BTI-Europe during the later half of the quarter. The machine is capable of producing both 0/90 degree White Steel(R) heavyweight and mid-weight fabrics. No significant revenue was generated by the new machine during the quarter but management expects demand to build for products produced by the machine during the subsequent quarters.

The improved consolidated gross margin was largely a factor of lower raw stock prices, which became effective during the quarter. The improved pricing was offset somewhat by increased overhead associated with BTI's expanded facilities and capacity as well as labor associated with the new machine of BTI-Europe's.

SG&A expenses were up in the first quarter of 1999 compared to the fourth quarter of 1998 reflecting increased costs associated with MIS software maintenance and amortization, higher property taxes, and other miscellaneous expenses. R&D expense was modestly lower during the quarter.

Financial Condition

The consolidated balance sheet at March 31, 1999 reflected increased liquidity due to strong cash flow during the quarter. Net cash from operating activities totaled $1.862 million and the Company was paid out of its line of credit with the bank as of March 31st. Capital expenditures during the quarter totaled $605,000 largely reflecting the new machine in the UK . The Company's $4.0 million unsecured line of credit was recently renewed through May 28, 2000 and the Company believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs during 1999.


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

- All network hardware has been inventoried, reviewed for compliance and tested where necessary and appropriate. Upon completion of the testing it was determined that some hardware was not in compliance, replacement hardware has been purchased and installation is complete in all areas identified as critical. There is some non-critical peripheral equipment that is not compliant, however replacement components have been purchased and are scheduled to be installed by June.

- The manufacturing equipment on which the Company places primary reliance for production of saleable goods has been inventoried for date sensitive components. Components identified with the potential for containing date sensitive processors were researched through the original manufacturer to determine compliance and upgraded or replaced as necessary.

- The Company has fully implemented the financial modules of a third party supplied Enterprise Resource Planning (ERP) system, which is Y2K compliant, and separately it has successfully upgraded its time and attendance system with Y2K compliant software. The manufacturing and customer service modules of the ERP were successfully implemented in Maine during the month of April. The rollout of these modules in Texas began in May and it is planned to convert Texas manufacturing and customer service on August 2, 1999. It is important to note, however, that the implementation of these modules is not mission critical internationally at the UK facility.

The impetus for installing the new ERP system was the need for an enhanced, fully integrated, management information system to support continued growth, not specifically due to Y2K exposure. The Company continues to capitalize the costs of the ERP consistent with GAAP under Management Information Systems, which totaled $468,000 as of March 31,1998. The implementation of this ERP system substantially addresses Y2K compliance issues related to our financial and manufacturing data collection and reporting systems.

In addition to assessing internal systems, the Company is reviewing suppliers, service providers and customers whose systems failures as a result of Y2K non-compliance could have a significant impact on the Company's continued business operations. The Company is principally dependent on a small number of suppliers for the majority of its raw material. The Company has initiated communications to directly address these suppliers' Y2K preparedness, however the Company has limited or no control over the actions of these third party suppliers to address and resolve their Y2K issues. Any failure of these principal third party suppliers to resolve their Y2K issues could have a materially adverse effect on continued uninterrupted business operations.

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

It is management's opinion that the Company's overall internal, as opposed to supplier, risks associated with the Y2K problem are low. The implementation costs associated with the ERP project are the only material costs incurred to date in system software that would be reviewed as part of our Y2K project. The Company has not incurred any other material costs related to the Y2K project, and it is anticipated that total future costs associated with ensuring compliance will not exceed $140,000 and will be funded by cash flows generated from ongoing business operations. However, these expectations are subject to uncertainties. Although the Company expects that its internal systems will be Y2K compliant by the end of 1999, there can be no assurances that system failures will not occur, or that such failures will not have a materially adverse effect on continued uninterrupted business operations.

The following table provides a synopsis of the status, timetable, costs and contingency plans of the categories BTI has identified as sensitive to Y2K.

System/Process            Phase                     Status               Timetable    Estimated     Contingency      Estimated
                                                                                      Cost          Plan/Risks       Contingency
                                                                                                                     Cost
Financial,                Implementation of                                           $600,000      In the event     $0
Manufacturing, and        Integrated ERP System                                                     that the
Time & Attendance           Financial               Complete                          This cost     manufacturing
Software                       Purchasing           Complete             -            is not a      and customer
                            Manufacturing ME        Complete             -            direct        service
                            Customer Service ME     Complete             -            result of     systems are
                                                                                      the Y2K       not fully
                          Manufacturing TX          In process           8/99         initiative,   installed,
                          Customer Service TX       In process           8/99         but was       current
                                                                                      incurred to   processes
                          Implementation of         Complete             -            support       will support
                          new time and                                                continued     continued
                          attendance system                                           business      operations.
                                                                                      growth

Network Hardware          Inventory System          Complete             -            $15,000       Greatest         $20,000
and Software              Equipment                                                                 Risk is over
                                                                                                    WAN,
                          Test Hardware/Software    Complete             -                          disruption
                                                                                                    would
                          Upgrade/Replace           In process - only                               necessitate
                                                    non-critical         6/99                       local
                                                    hardware                                        installation
                                                    remains to be                                   of ERP
                                                    replaced                                        software

Manufacturing             Inventory System          Complete             -            $0            Manufacturing    $0
Equipment and             Equipment                                                                 process does
Systems                                                                                             not rely on
                          Test as appropriate       Complete             -                          date
                                                                                                    sensitive
                          Remediate                 Complete             -                          processing
                                                                                                    equipment

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-Company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling (pound sterling). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At March 31, 1999, the Company had no foreign exchange forward contracts outstanding.


PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Brunswick Technologies, Inc.


                                   By: /s/ Alan M. Chesney
                                   ------------------------------------
                                   Alan M. Chesney
                                   Chief Financial Officer and Treasurer
                                   (Principal financial and accounting officer)