Form 10-Q
period 1999-06-30
BRUNSWICK TECHNOLOGIES INC
filed 1999-08-16
CIK 826075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
--   Exchange Act of 1934 For the quarterly period ended June 30, 1999.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934 For the transition period from ______ To ______.

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

                                 (207) 729-7792
               --------------------------------------------------
               Registrant's telephone number including area code:


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

         The registrant had 5,198,757 shares of Common Stock, $.0001 par value, outstanding as of August 9, 1999.

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX
                                      -----



                                                                                         PAGE NO.
                                                                                         --------
Part I.   Financial information.

         Item 1.  Financial Statements

              Report of Independent Accountants                                             3

              Consolidated balance sheets as of June 30, 1999
                   and December 31, 1998.                                                   4

              Consolidated statements of income for the three months
                   and six months ended June 30, 1999 and 1998.                             5

              Consolidated statements of cash flows six months ended
                   June 30, 1999 and 1998.                                                  6

              Consolidated statements of comprehensive income for
                   the three and six months ended June 30, 1999 and 1998.                   7

              Notes to consolidated financial statements.                                   8-10


         Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                     11-13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.               13


Part II.  Other Information.

         Item 5.  Submission of Matters to a Vote of Security Holders.                      14

         Item 6.  Exhibits and Reports on Form 8-K.                                         14


         Signature                                                                          15



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, shareholders' equity (deficit) and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers
July 29, 1999

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except share information)








                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           1999          1998
                                                                                         --------     ------------
                                                                                        (Unaudited)
                                            ASSETS
Current assets:
    Cash                                                                                 $  2,120      $    796
    Accounts receivable, net of allowance for doubtful
      accounts of $143 in 1999 and $125 in 1998                                             5,681         6,056
    Inventories                                                                             5,304         4,807
    Refundable income taxes                                                                    --            27
    Deferred income taxes                                                                     274           274
    Other current assets                                                                      243           531
                                                                                         --------      --------
      Total current assets                                                                 13,622        12,491

Property, plant and equipment:
    Land and building                                                                       1,016           974
    Furniture and fixtures                                                                    573           535
    Leasehold improvements                                                                    120           117
    Machinery and equipment                                                                11,792        10,284
    Machine under construction                                                                160           280
    Vehicles                                                                                   92            92
    Management information system                                                             500           394
                                                                                         --------      --------
                                                                                           14,253        12,676
    Less accumulated depreciation and amortization                                         (3,402)       (2,877)
                                                                                         --------      --------
      Net property, plant and equipment                                                    10,851         9,799

Due from shareholder                                                                          112           111
Other assets, including investment in Euro-Technology (net of accumulated
    amortization of $207 in 1999 and $128 in 1998)                                          2,102         2,182
Goodwill (net of accumulated amortization of $717 in 1999 and $581 in 1998)                 4,909         5,056
                                                                                         --------      --------
               Total assets                                                              $ 31,596      $ 29,639
                                                                                         ========      ========


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                                       $     --      $    474
    Note payable to bank                                                                       --           261
    Current installments of long-term debt                                                    109           111
    Accounts payable shareholder                                                              337           226
    Accounts payable                                                                        2,490         1,876
    Accrued expenses                                                                        1,540           580
    Income taxes payable                                                                      254            --
                                                                                         --------      --------
      Total current liabilities                                                             4,730         3,528

Long-term debt, excluding current installments                                                135           139
Deferred income taxes                                                                       1,020         1,034


Shareholders' equity:
    Common stock, $0.0001 par value; 20,000,000 shares authorized,
      5,196,729 outstanding in 1999 and 5,186,889 outstanding in 1998                           1             1
    Additional paid-in capital                                                             24,923        24,837
    Treasury stock at cost; 3,300 shares in 1999 and 1998                                      (5)           (5)
    Cumulative translation adjustment                                                        (183)           41
    Retained earnings                                                                         975            64
                                                                                         --------      --------
      Total shareholders' equity                                                           25,711        24,938
                                                                                         --------      --------
               Total liabilities and shareholders' equity                                $ 31,596      $ 29,639
                                                                                         ========      ========



     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except share information)








                                                          FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                          --------------------------     ------------------------
                                                              1999           1998           1999           1998
                                                              ----           ----           ----           ----
                                                                   (Unaudited)                  (Unaudited)

Net sales                                                   $ 12,112       $ 10,968       $ 23,586       $ 20,015
Cost of goods sold (raw material purchased from a
    stockholder amounted to $1,705 in 1999 and
    $2,064 in 1998 for the three months ended
    June 30, and $4,000 in 1999 and $4,022 in
    1998 for the six months ended June 30)                     9,223          8,444         18,213         15,299
                                                            --------       --------       --------       --------
        Gross profit                                           2,889          2,524          5,373          4,716

Selling, general and administrative expenses                   1,864          1,673          3,604          3,168
Research and development expenses                                168            139            395            299
                                                            --------       --------       --------       --------
        Operating income                                         857            712          1,374          1,249
                                                            --------       --------       --------       --------

Other income (expense):
    Interest income                                               19             12             30             62
    Interest expense                                              (7)            (1)           (15)            (4)
    Miscellaneous, net                                           (10)            75             30            143
                                                            --------       --------       --------       --------
                                                                   2             86             45            201
                                                            --------       --------       --------       --------

        Income before income taxes                               859            798          1,419          1,450

Income tax expense                                               313            280            508            514
                                                            --------       --------       --------       --------
        Net income                                          $    546       $    518       $    911       $    936
                                                            ========       ========       ========       ========

Basic:
    Earnings per share                                      $   0.11       $   0.10       $   0.18       $   0.18
    Weighted average common shares outstanding                 5,193          5,161          5,190          5,156

Diluted:
    Earnings per share                                      $   0.10       $   0.10       $   0.17       $   0.17
    Weighted average common shares outstanding                 5,425          5,445          5,424          5,456








     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except share information)






                                                                            FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ------------------------
                                                                              1999          1998
                                                                              ----          ----
                                                                                   (Unaudited)

Cash flows from operating activities:
    Net income                                                               $   911       $   936
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            754           575
        Deferred taxes                                                            (6)           --
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                            308        (1,642)
           Increase in inventories                                              (535)         (530)
           Decrease in refundable income taxes                                    27            --
           Decrease in other current assets                                      283           342
           (Increase) decrease in due from shareholder                            (1)           37
           Increase in accounts payable shareholder                              111           380
           Increase in accounts payable and accrued expenses                   1,675           315
           Increase (decrease) in income taxes payable                           255           (17)
                                                                             -------       -------
               Net cash provided by operating activities                       3,782           396
                                                                             -------       -------

Cash flows from investing activities:
    Acquisition of Tech Textiles, net of cash acquired, including
      technology                                                                  --        (5,993)
    Sale of marketable securities                                                 --         6,607
    Purchases of property, plant and equipment                                (1,702)       (1,129)
    Decrease in other assets                                                       5            39
                                                                             -------       -------
               Net cash used in investing activities                          (1,697)         (476)
                                                                             -------       -------

Cash flows from financing activities:
    Decrease in bank overdraft                                                  (474)           --
    Net (repayments) proceeds under line of credit                              (261)          143
    Repayment of long-term debt                                                   (4)           --
    Proceeds from exercise of common stock options and warrants                   33            11
                                                                             -------       -------
               Net cash (used in) provided by financing activities              (706)          154
                                                                             -------       -------
               Effect of currency exchange rate changes on cash                  (55)            3
                                                                             -------       -------
               Net increase in cash                                            1,324            77
Cash at beginning of period                                                      796           353
                                                                             -------       -------
Cash at end of period                                                        $ 2,120       $   430
                                                                             =======       =======
Acquisition of Tech Textiles International Ltd.:
      Working capital, other than cash                                                     $ 1,097
      Machinery and equipment                                                                2,552
      Goodwill & technology                                                                  2,524
      Deferred taxes                                                                          (180)
                                                                                           -------
           Net cash used to acquire Tech Textiles Ltd.                                     $ 5,993
                                                                                           =======


     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (in thousands except share information)





                                                 FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                              --------------------------------  --------------------------------
                                                   1999             1998             1999             1998
                                              ---------------  ---------------  ---------------  ---------------
                                                         (Unaudited)                      (Unaudited)


Net income                                       $    546         $    518         $    911         $    936
Foreign currency translation adjustments              (73)             (22)            (224)              47
                                                 --------         --------         --------         --------
Comprehensive income                             $    473         $    496         $    687         $    983
                                                 ========         ========         ========         ========



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

B.      ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.:

        On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ending June 30, 1999.



C.      INVENTORIES:

        Inventories consist of the following components:



                                          JUNE 30,          DECEMBER 31,
                                           1999                1998
                                          --------         -------------
                                                (IN THOUSANDS)
                                        (UNAUDITED)

      Raw materials                      $ 1,467             $ 1,394
      Work-in-process                        892                 957
      Finished goods                       2,945               2,456
                                         -------             -------

                                         $ 5,304             $ 4,807
                                         =======             =======



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

E.      EARNINGS PER SHARE:

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:


Three months ending June 30, 1999 and 1998:



                                                         (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                                         1999                                     1998
                                        ---------------------------------------  ---------------------------------------
                                                      (UNAUDITED)
                                            NET                        PER           NET                        PER
                                          INCOME        SHARES        SHARE        INCOME       SHARES         SHARE
                                        ------------  ------------ ------------  ------------ ------------  ------------

Basic EPS                                  $  546         5,193      $ 0.11        $  518        5,161       $ 0.10
Effect of dilutive securities:
   Conversion of Stock Options                  -           232                         -          284
                                           ------         -----                   -------         ----

Diluted EPS                                $  546         5,425      $  0.10       $  518        5,445       $ 0.10
                                           ======         =====                    ======        =====





Six months ending June 30, 1999 and 1998:



                                                       (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                                        1999                                     1998
                                        ---------------------------------------  ---------------------------------------
                                                     (UNAUDITED)
                                            NET                        PER           NET                        PER
                                          INCOME        SHARES        SHARE        INCOME       SHARES         SHARE
                                        ------------  ------------ ------------  ------------ ------------  ------------

Basic EPS                                  $ 911         5,190       $ 0.18        $ 936          5,156       $ 0.18
Effect of dilutive securities:
   Conversion of Stock Options                 -           234                         -            300
                                           -----         -----                     -----          -----

Diluted EPS                                $ 911         5,424       $ 0.17        $ 936          5,456       $ 0.17
                                           =====         =====                     =====          =====




F.      SEGMENT INFORMATION:

        The Company has two reportable segments - (1) Domestic and (2) International. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

        The international segment was acquired on March 2, 1998. Income statement amounts reported in 1998 for the international segment are for the period from March 2, 1998 to June 30, 1998.


                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   1999             1998              1999             1998
                                              ---------------  ---------------   ---------------  ---------------
                                                       (IN THOUSANDS)                     (IN THOUSANDS)
                                                        (UNAUDITED)                        (UNAUDITED)

Domestic
    Net sales                                    $ 10,019          $ 9,516          $ 19,476         $ 17,911
    Operating income                                  567              464               765              887
    Intercompany income                               105                -               206                -
    Pretax income                                     721              547             1,061            1,086
    Net income                                        456              345               674              684
INTERNATIONAL
    Net sales                                       2,093            1,451             4,110            2,104
    Operating income                                  290              248               609              362
    Intercompany expense                              105                -               206                -
    Pretax income                                     138              250               358              364
    Net income                                         90              173               237              252
EBITDA
    Domestic                                     $  1,041          $   839          $  1,692         $  1,590
    International                                     204              280               496              439
                                                 --------          -------          --------         --------
      Total EBITDA                               $  1,245          $ 1,119          $  2,188         $  2,029
                                                 ========          =======          ========         ========






                                                 JUNE 30,        DECEMBER 31,
                                                   1999             1998
                                              ---------------  ---------------
                                                        (IN THOUSANDS)
                                               (UNAUDITED)
ASSETS
    Domestic                                      $ 29,205       $ 28,060
    International                                    6,180          3,481
    Intercompany elimination                        (3,789)        (1,902)
                                                  --------       --------
      Total assets                                $ 31,596       $ 29,639
                                                  =========      ========



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters discussed in this news release with respect to expected financial results and future events, including any discussion, expressed or implied, of the Company's anticipated revenue growth, operating results and future earnings per share are forward-looking statements (identified by the words "expect", "estimate", "project", "plans", "believe", and similar expressions) that involve known and unknown risks and uncertainties. For these statements the Company claims the protection of the safe harbor of the Private Securities Litigation Reform Act of 1995. The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants (both fiberglass and non-fiberglass), including price cutting strategies and deterioration in general of regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties and uncertainties associated with the merger of three of the Company's large distributors, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions, (iv) unforeseen results of the Y2K problem, (v) the inability to continue to improve production capacity and scheduling and (vi) failure of implementation of legislative incentives regarding wind energy industry. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 1999. Net sales increased 10.4% in the second quarter of 1999 over the same period last year and net income rose 5.4%. On a consolidated basis, the gross profit margin was 23.9%, up from 23.0% in the second quarter of 1998 and 21.6% in the first quarter of 1999. This marks the third consecutive increase in the quarterly gross margin. Net income was $546,000, or $.10 per fully diluted share.

Domestically, demand continued to be strong in the second quarter. There was continued weakness in orders related to the wind energy industry as manufactures of windblades await a renewal of legislative incentives which is expected later this year. Orders are not expected to flow from this sector until late in the fourth quarter of 1999 at the earliest; however, this weakness was more than offset by strength in marine, offshore oil and gas, and industrial composite markets. Production of White Steel(R) heavyweight fabrics used in the North Sea offshore oil and gas industry was shifted to the UK where a new machine was brought on line in the first quarter to produce these goods.

Internationally, demand continued to be strong. Late in the second quarter a new 50" multi-axial machine was installed and is expected to contribute to revenues in the third quarter. The wind energy composite industry remains relatively robust with other markets continuing strong as well.

The improved consolidated gross margin was due largely to efficiencies gained through strong production levels in the company's production facility in Maine. The margin also benefited from improved raw stock pricing obtained at the beginning of the year.

Selling, general and administrative expenses were up 11.4% over the second quarter last year reflecting increased costs associated with MIS software implementation, maintenance and amortization and higher property taxes. Research and development expenses were up slightly.

Interest income was up compared to last year's, reflecting monies earned on the company's increased cash balances. Interest expense was up slightly due to reduced level of interest capitalization associated with fewer machines under construction. Foreign exchange ("FX") loses incurred during the quarter totaled $63,400 which represents the majority of the decrease in "miscellaneous net" from $75,000 (income) last year to $10,000 (expense) in the second quarter this year. The FX loss was caused by Sterling strengthening against the Euro which devalued Euro-denominated trade receivables and the Dollar strengthening against Sterling which devalued Sterling-denominated inter-company obligations during the period.

FINANCIAL CONDITION

The consolidated balance sheet at June 30, 1999 reflected continued strong liquidity due to strong cash flow during the first six months of the year. Net cash from operations totaled $3,781,000 which was used to fund $1,702,000 in capital expenditures and to pay down the Company's line of credit. Net increase in cash for the six months was $1,324,000. The Company believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs during 1999.



YEAR 2000 DISCLOSURE

The year 2000 (Y2K) issue is best defined as the ability of systems to accurately process all date related information before, during and after midnight on 12/31/99, including other `magic' or `null-set' dates such as 9/9/99, 1/11/11.

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

       - As planned, as of August 2, 1999 the Company had completed the migration of its system software in its domestic operations to a fully integrated third party ERP application, which is Y2K compliant. Internationally, the Company has decided not to implement the integrated third party ERP application until after the first of the year. The Company is upgrading the existing accounting software in the UK operation to a Y2K compliant version. Implementation of compliant upgrades to the software is in the final stages and is expected to be complete prior to the end of the third quarter.

The impetus for installing the new ERP system was the need for an enhanced, fully integrated, management information system to support continued growth, not specifically due to Y2K exposure. The Company has capitalized the costs of the ERP and included them in Management Information Systems on the balance sheet, which totaled $500,000 as of June 30,1999. The implementation of this ERP system substantially addresses Y2K compliance issues related to our financial and manufacturing data collection and reporting systems.

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

Based on the results of the internal compliance initiative and the assessment of third parties preparedness for the millennium change, management is developing appropriate contingency plans. The contingency plans are being developed to address the following, but not limited solely to those, areas listed: adequate stock of materials on-hand to mitigate any short-term disruptions of supply that may occur; adequate stock of finished product to mitigate any disruptions due to lack of customer forecasts; adequate alternative means of communication for transfer of voice and data.

It is management's opinion that the Company's overall internal, as opposed to supplier, risks associated with the Y2K problem are low. The implementation costs associated with the ERP project are the only material costs incurred to date in system software that would be reviewed as part of our Y2K project. The Company has not incurred any other material costs related to the Y2K project, and it is anticipated that total future costs associated with ensuring compliance will not exceed $100,000 and will be funded by cash flows generated from ongoing business operations. However, these expectations are subject to uncertainties. Although the Company expects that its internal systems will be Y2K compliant by the end of 1999, there can be no assurances that system failures will not occur, or that such failures will not have a materially adverse effect on continued uninterrupted business operations.

The following table provides a synopsis of the status, timetable, costs and contingency plans of the categories BTI has identified as sensitive to Y2K.


------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
System/Process            Phase                 Status           Timetable    Estimated     Contingency    Estimated
                                                                              Cost          Plan/Risks     Contingency
                                                                                                           Cost
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Financial,                Implementation of                                   $600,000      All mission    $0
Manufacturing, and Time   Integrated ERP                                                    critical
& Attendance Software      System                                             This cost     software
                           Financial            Complete         -            is not a      domestically
                           Purchasing           Complete         -            direct        has been
                           Manufacturing ME     Complete         -            result of     upgraded to
                           Customer Service ME  Complete                      the Y2K       alleviate
                                                                 -            initiative,   Y2K risk.
                                                                 -            but was
                          Manufacturing TX      Complete                      incurred to
                          Customer Service TX   Complete                      support
                                                                              continued
                          Completion of         In process       9/99         business
                          Accounting Software                                 growth
                          Upgrades in UK                         -

                          Implementation of     Complete
                          new time and
                          attendance system

------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Network Hardware and      Inventory System      Complete         -            $15,000       Greatest       $20,000
Software                  Equipment                                                         Risk is over
                                                                                            WAN,
                          Test                  Complete         -                          disruption
                          Hardware/Software                                                 would
                                                Complete         -                          necessitate
                          Upgrade/Replace                                                   local
                                                                                            installation
                                                                                            of ERP
                                                                                            software in
                                                                                            TX
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Manufacturing Equipment   Inventory System      Complete         -            $0            Manufacturing  $0
and Systems               Equipment                                                         process does
                                                                                            not rely on
                          Test as appropriate   Complete         -                          date
                                                                                            sensitive
                          Remediate             Complete         -                          processing
                                                                                            equipment
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-Company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling ((pound)). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At March 31, 1998, the Company had no foreign exchange forward contracts outstanding.


PART II.  OTHER INFORMATION.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Company held an annual meeting of shareholders on May 20, 1999.
(b)    Not required.
(c) Set forth below is a brief description of each matter voted upon at the meeting, including number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:





1.      Election of Directors.
                                                 NUMBER OF SHARES
                                         ----------------------------------
                                         FOR             WITHHELD AUTHORITY
                                         ---             ------------------

         Martin S. Grimnes            4,514,003                12,013
         William M. Dubay             4,513,503                12,513
         Richard J. Corbin            4,513,153                12,863
         Donald R. Hughes             4,513,553                12,463
         Max G. Pitcher               4,513,803                12,213
         David E. Sharpe              4,513,853                12,163
         Peter N. Walmsley            4,513,853                12,163

2. To Ratify the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company:

                                               NUMBER OF SHARES
                                               ----------------

         For:                                    4,504,260
         Against:                                    3,700
         Abstain:                                   18,056


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Brunswick Technologies, Inc.


                       By: /s/ Alan M. Chesney
                           --------------------------------------------
                           Alan M. Chesney
                           Chief Financial Officer and Treasurer
                           (Principal financial and accounting officer)