Form 10-Q
period 1999-09-30
BRUNSWICK TECHNOLOGIES INC
filed 1999-11-12
CIK 826075

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [_X_]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1999.


    [___]    Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the transition period from _______ To _______.


                         Commission File Number 0-22089


                          BRUNSWICK TECHNOLOGIES, INC.
                          ----------------------------
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


                                 (207) 729-7792
                                 --------------
               Registrant's telephone number including area code:


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [_X_]    No [___]

         The registrant had 5,209,077 shares of Common Stock, $.0001 par value, outstanding as of November 8, 1999.

================================================================================

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION.                                         PAGE NO.
                                                                        --------
         Item 1.  Financial Statements

             Report of Independent Accountants                               3

             Consolidated balance sheets as of September 30, 1999
                  and December 31, 1998.                                     4

             Consolidated statements of income for the three months
                  and nine months ended September 30, 1999 and 1998.         5

             Consolidated statements of cash flows for the nine months
                  ended June 30, 1999 and 1998.                              6

             Consolidated statements of comprehensive income for the three
                  and nine months ended September 30, 1999 and 1998.         7

             Notes to consolidated financial statements.                  8-10


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition And Results of Operations.                   11-14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.                                              14


PART II. OTHER INFORMATION.

         Item 4.  Submission of Matters to a Vote of Security Holders       15

         Item 5.  Other Information                                         15

         Item 6.  Exhibits and Reports on Form 8-K.                         15

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, shareholders' equity (deficit) and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers
October 22, 1999

                          BRUNSWICK TECHNOLOGIES, INC,
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except share information)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1999            1998
                                                                     --------        --------
                                                                    (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash                                                              $  1,020        $    796
   Accounts receivable, net of allowance for doubtful
     accounts of $149 in 1999 and $130 in 1998                          6,074           6,056
   Inventories                                                          5,704           4,807
   Refundable income taxes                                                 --              27
   Deferred income taxes                                                  274             274
   Other current assets                                                   346             531
                                                                     --------        --------
     Total current assets                                              13,418          12,491

Property, plant and equipment:
   Land and building                                                    1,107             974
   Furniture and fixtures                                                 617             535
   Leasehold improvements                                                 126             117
   Machinery and equipment                                             12,324          10,284
   Machine under construction                                             239             280
   Vehicles                                                                92              92
   Management information system                                          508             394
                                                                     --------        --------
                                                                       15,013          12,676
   Less accumulated depreciation and amortization                      (3,722)         (2,877)
                                                                     --------        --------
     Net property, plant and equipment                                 11,291           9,799

Due from shareholder                                                      112             111
Other assets, including investment in Euro-Technology (net of
   accumulated amortization of $248 in 1999 and $128 in 1998)           2,067           2,182
Goodwill, net of accumulated amortization of $794 in 1999
   and $581 in 1998                                                     4,843           5,056
                                                                     --------        --------
             Total assets                                            $ 31,731        $ 29,639
                                                                     ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Bank overdraft                                                    $     --        $    474
   Note payable to bank                                                    --             261
   Current installments of long-term debt                                 107             111
   Accounts payable shareholder                                           332             226
   Accounts payable                                                     2,335           1,876
   Accrued expenses                                                     1,161             580
   Income taxes payable                                                   311              --
                                                                     --------        --------
     Total current liabilities                                          4,246           3,528

Long-term debt, excluding current installments                            135             139
Deferred income taxes                                                   1,024           1,034

Shareholders' equity:
   Common stock, $0.0001 par value; 20,000,000 shares authorized,
     5,209,077 outstanding in 1999 and 5,186,889 outstanding in 1998        1               1
   Additional paid in capital                                          24,923          24,837
   Treasury stock at cost; 3,300 shares in 1999 and 1998                   (5)             (5)
   Cumulative translation adjustment                                       11              41
   Retained earnings                                                    1,396              64
                                                                     --------        --------
     Total shareholders' equity                                        26,326          24,938
                                                                     --------        --------
             Total liabilities and shareholders' equity              $ 31,731        $ 29,639
                                                                     ========        ========

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except per share information)

                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ----------------------         ----------------------
                                                           1999          1998             1999          1998
                                                         --------      --------         --------      --------
                                                              (Unaudited)                    (Unaudited)
Net sales                                                $ 10,636      $ 10,309         $ 34,222      $ 30,325
Cost of goods sold (raw material purchased from
    a stockholder amounted to $1,568 in 1999 and
    $2,561 in 1998 for the three months ended
    September 30, and $5,568 in 1999 and $6,386 in
    1998 for the nine months ended September 30)            8,201         8,158           26,414        23,458
                                                         --------      --------         --------      --------
        Gross profit                                        2,435         2,151            7,808         6,867

Selling, general and administrative expenses                1,708         1,714            5,312         4,882
Research and development expenses                             190           138              585           437
                                                         --------      --------         --------      --------

        Operating income                                      537           299            1,911         1,548
                                                         --------      --------         --------      --------

Other income (expense):
    Interest income                                            21            14               51            77
    Interest expense                                           (6)           --              (21)           --
    Miscellaneous, net                                        110            99              140           238
                                                         --------      --------         --------      --------
                                                              125           113              170           315
                                                         --------      --------         --------      --------

        Income before income taxes                            662           412            2,081         1,863

Income tax expense                                            241           152              749           667
                                                         --------      --------         --------      --------
        Net income                                       $    421      $    260         $  1,332      $  1,196
                                                         ========      ========         ========      ========

Basic:
    Earnings per share                                   $   0.08      $   0.05         $   0.26      $   0.23
    Weighted average common shares outstanding              5,204         5,161            5,195         5,157

Diluted:
    Earnings per share                                   $   0.08      $   0.05         $   0.25      $   0.22
    Weighted average common shares outstanding              5,425         5,423            5,425         5,447


     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except share information)

                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     --------        --------
                                                                       1999            1998
                                                                     --------        --------
                                                                           (Unaudited)
Cash flows from operating activities:
    Net income                                                       $  1,332        $  1,196
    Adjustments to reconcile net income to net cash provided
        by operating activities:
      Depreciation and amortization                                     1,175             919
      Deferred taxes                                                      (11)             --
      Changes in assets and liabilities:
        Increase in accounts receivable                                   (14)           (960)
        Increase in inventories                                          (895)           (659)
        Decrease in refundable income taxes                                27              --
        Decrease in other current assets                                  185             213
        Increase in due from shareholder                                   (1)             (5)
        Increase in accounts payable shareholder                          106             450
        Increase in accounts payable and accrued expenses               1,069             488
        Increase in income taxes payable                                  311              29
                                                                     --------        --------
           Net cash provided by operating activities                    3,284           1,671
                                                                     --------        --------
Cash flows from investing activities:
    Acquisition of Tech Textiles, net of cash acquired,
      including technology                                                 --          (5,993)
    Sale of marketable securities                                          --           6,607
    Purchases of property, plant and equipment                         (2,330)         (1,443)
    Decrease in other assets                                               --              47
                                                                     --------        --------
           Net cash used in investing activities                       (2,330)           (782)
                                                                     --------        --------

Cash flows from financing activities:
    Decrease in bank overdraft                                           (474)             --
    Net repayment of line of credit                                      (261)             --
    Issuance of common stock, net of issuance cost                         --              11
    Repayment of long-term debt                                            (8)             --
    Proceeds from exercise of common stock options and warrants            54              --
                                                                     --------        --------
           Net cash (used in) provided by financing activities           (689)             11
                                                                     --------        --------

Effect of currency exchange rate changes on cash                          (41)             14
                                                                     --------        --------

           Net increase in cash                                           224             914

Cash at beginning of period                                               796             353
                                                                     --------        --------
Cash at end of period                                                $  1,020        $  1,267
                                                                     ========        ========

Preliminary allocation of purchase price of acquisition
    of Tech Textiles International Ltd., net of cash acquired:
      Working capital, other than cash                                               $  1,097
      Machinery and equipment                                                           2,552
      Goodwill/technology                                                               2,524
      Deferred taxes                                                                     (180)
                                                                                     --------
        Net cash used to acquire Tech Textiles International Ltd.                    $  5,993
                                                                                     ========


     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (in thousands except share information)


                                          FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                              ------------------            ------------------
                                                1999       1998               1999       1998
                                              -------    -------            -------    -------
                                                  (Unaudited)                   (Unaudited)
Net income                                    $   421    $   260            $ 1,332    $ 1,196

Foreign currency translation adjustment           194         93                (30)       140
                                              -------    -------            -------    -------
Comprehensive income                          $   615    $   353            $ 1,302    $ 1,336
                                              =======    =======            =======    =======




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


B.   ACQUISITION OF TECH TEXTILES INTERNATIONAL LTD.:

     On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and is being accounted for using the purchase method of accounting. The results of BTI-Europe have been included in the consolidated financial statements of the Company since March 2, 1998.


C.   INVENTORIES:

        Inventories consist of the following components:

                              SEPTEMBER 30,    DECEMBER 31,
                                  1999            1998
                                ---------       ---------
                                     (in thousands)
                               (Unaudited)

          Raw materials         $   1,298       $   1,394
          Work-in-process             840             957
          Finished goods            3,566           2,456
                                ---------       ---------
                                $   5,704       $   4,807
                                =========       =========

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.   NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative under SFAS 133 depends on the intended use of the derivative and its hedging destination. SFAS 133 is required to be adopted for the Company's year ending December 31, 2001 and the Company has not yet determined the impact SFAS 133 will have on its results of operations, liquidity or financial position.


E.   EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

     Three months ending September 30:

                                         (in thousands except per share information)
                                             1999                             1998
                                --------------------------------------------------------------
                                  NET                   PER        NET                   PER
                                INCOME     SHARES      SHARE     INCOME     SHARES      SHARE
                                -------    -------    -------    -------    -------    -------
Basic EPS                       $   421      5,204    $  0.08    $   260      5,161    $  0.05

Effect of dilutive securities:
    Conversion of Stock Options      --        221                    --        262
                                -------    -------               -------    -------

     Nine months ending September 30:

                                         (in thousands except per share information)
                                             1999                             1998
                                --------------------------------------------------------------
                                  NET                   PER        NET                   PER
                                INCOME     SHARES      SHARE     INCOME     SHARES      SHARE
                                -------    -------    -------    -------    -------    -------
Basic EPS                       $ 1,332      5,195    $  0.26    $ 1,196      5,157    $  0.23

Effect of dilutive securities:
    Conversion of Stock Options      --        230                    --        290
                                -------    -------               -------    -------
Diluted EPS                     $ 1,332      5,425    $  0.25    $ 1,196      5,447    $  0.22
                                =======    =======               =======    =======

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.   SEGMENT INFORMATION:

     The Company has two reportable segments - (1) Domestic and (2) International. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

     The international segment was acquired on March 2, 1998. Income statement amounts reported in 1998 for the international segment are for the period from March 2, 1998 to September 30, 1998.

                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                                1999          1998          1999          1998
                               -------       -------       -------       -------
                                  (in thousands)              (in thousands)
                                    (Unaudited)                 (Unaudited)
DOMESTIC
    Net sales                  $ 8,823       $ 8,819       $28,299       $26,730
    Operating income               352           125         1,117         1,012
    Intercompany income             90           183           296           183
    Pretax income                  506           398         1,567         1,484
    Net income                     321           251           995           935

INTERNATIONAL
    Net sales                    1,813         1,491         5,923         3,595
    Operating income               185           174           794           536
    Intercompany expense            90           183           296           183
    Pretax income                  156            15           514           379
    Net income                     100             9           337           261

EBITDA
    Domestic                   $   812       $   667       $ 2,504       $ 2,257
    International                  277            86           773           525
                               -------       -------       -------       -------
      Total EBITDA             $ 1,089       $   753       $ 3,277       $ 2,782
                               =======       =======       =======       =======



                            SEPTEMBER 30,  DECEMBER 31,
                                1999          1998
                               -------       -------
                                  (in thousands)
                             (Unaudited)
ASSETS
    Domestic                   $29,369       $28,060
    International                6,151         3,481
    Intercompany elimination    (3,789)       (1,902)
                               -------       -------
      Total assets             $31,731       $29,639
                               =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Matters discussed in this report with respect to expected financial results and future events, including any discussion, expressed or implied, of the Company's anticipated revenue growth, operating results and future earnings per share are forward-looking statements (identified by the words "expect", "estimate", "project", "plans", "believe", and similar expressions) that involve known and unknown risks and uncertainties. For these statements the Company claims the protection of the safe harbor of the Private Securities Litigation Reform Act of 1995. The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants (both fiberglass and non-fiberglass), including price cutting strategies and deterioration in general of regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties and uncertainties associated with the merger of three of the Company's large distributors, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions, (iv) unforeseen results of the Y2K problem, (v) the inability to continue to improve production capacity and scheduling and (vi) failure of implementation of legislative incentives regarding wind energy industry. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 31, 1998.

Results of Operations
---------------------

Third Quarter ended September 30, 1999.

     Net Sales increased 3.2% in the third quarter of 1999 over the same period last year and net income rose 61.9%. The gross profit margin was 22.9%, up from 20.9% in the third quarter of 1998 but down from 23.9% in the second quarter of 1999. Net income totaled $421,000, or $.08 per fully diluted share of common stock.

     Domestically, demand was relatively flat during the third quarter. The third quarter is traditionally slow in the composite industry as many North American marine manufacturers schedule seasonal plant shutdowns to facilitate tooling conversions for new models. Two other factors impacted the flow of Domestic orders as follows:

         1) The ongoing consolidation of distribution locations by a major distributor squeezed inventory levels in the distribution system.

         2) Hurricane Floyd forced production delays by some marine manufacturers in the southeast.

     Internationally, there was a 53% increase in pounds shipped in the third quarter in 1999 compared to the same quarter in 1998. Compared to the second quarter in 1999, there was a 3.1% decline in pounds shipped in the third quarter as manufacturing activities in Europe typically slow down significantly due to summer holiday plant shutdowns.

     The improved gross margin in the third quarter of 1999, when compared to the third quarter of 1998 was driven largely by the improved production efficiencies experienced primarily in the Brunswick, Maine plant during the quarter. The margin also benefited from improved raw stock pricing, obtained at the beginning of the year. The gross margin decline from the second quarter in 1999 was primarily a result of a higher percentage of lower margin, base volume products being sold during the quarter.

     Selling, general and administrative expenses were 16.1% of net sales in the third quarter of 1999, down from 16.6% as the third quarter of 1998. Actual expenses were $156,000 less than the second quarter due primarily to reduced shipping and selling expenses.

     Interest income was up compared to last year's, reflecting monies earned on the Company's increased cash balances. Interest expense was up slightly due to reduced level of interest capitalization associated with fewer machines being under construction in 1999. The majority of "Miscellaneous, Net" income is made up of cash discounts the company takes with its vendors. These fluctuate based on the level and timing of raw-stock purchases. Foreign exchange ("FX") gains incurred during the quarter totaled approximately $43,000 on a pre-tax basis. This is also reflected in the "Miscellaneous, Net" which increased from $99,000 in the third quarter of 1998 to $110,000 in the third quarter 1999.

     The gains were caused by the British Pound Sterling strengthening against the Dollar during the quarter which increased Sterling denominated inter-company obligations during the period.

Financial Condition
-------------------

     The consolidated balance sheet at September 30, 1999 reflected continued strong liquidity due to strong cash flow during the first nine months of the year. Net cash from operations totaled $3,284,000 which was used to fund $2,330,000 in capital expenditures and to pay down the company's line of credit. Net increase in cash for the nine months was $224,000. The Company believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs for the remainder of 1999.

Year 2000 Disclosure
--------------------

     The year 2000 (Y2K) issue is best defined as the ability of systems to accurately process all date related information before, during and after midnight on 12/31/99, including other `magic' or `null-set' dates such as 9/9/99.

     The Company has undertaken an initiative (begun in the second quarter of 1998) to assess the readiness of its internal systems in regards to compliance with the pending millennium change. The Company has assigned direct responsibility for the Y2K project to the corporate controller, in conjunction with the chief financial officer.

     The Company has identified three broad categories of internal Y2K risk: network hardware and software, manufacturing systems and processes, and financial, manufacturing and time and attendance software. Our network hardware and software, and manufacturing systems and processes have been in compliance since the beginning of the second quarter of 1999.

          o All network hardware has been inventoried, reviewed for compliance and tested where necessary and appropriate. Upon completion of the testing it was determined that some hardware was not in compliance, replacement hardware has been purchased and installation is complete in all areas identified as critical.

          o The manufacturing equipment on which the Company places primary reliance for production of saleable goods has been inventoried for date sensitive components. Components identified with the potential for containing date sensitive processors were researched through the original manufacturer to determine compliance and upgraded or replaced as necessary.

          o Domestically all systems software has been upgraded to a fully integrated third party ERP application, which is Y2K compliant. Internationally, as of November 1999 the Company has implemented the financial module of the third party ERP application. The implementation of the financial module of the ERP application at the UK site will complete all system updates to Y2K compliant software releases.

     The impetus for installing the new ERP system was the need for an enhanced, fully integrated, management information system to support continued growth, not specifically due to Y2K exposure. The Company has capitalized the costs of the ERP and included them in Management Information Systems on the balance sheet, which totaled $508,000 as of September 30,1999. The implementation of this ERP system substantially addresses Y2K compliance issues related to our financial and manufacturing data collection and reporting systems.

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

     Based on the results of the internal compliance initiative and the assessment of third parties preparedness for the millennium change, management is developing appropriate contingency plans. The contingency plans are being developed to address the following, but not limited solely to those, areas listed: adequate stock of materials on-hand to mitigate any short-term disruptions of supply that may occur; adequate stock of finished product to mitigate any disruptions due to lack of customer forecasts; adequate alternative means of communication for transfer of voice and data. Specific steps have already been taken to execute portions of the contingency plans that are in place. Part of the Company's contingency plan is to maintain additional buffer stocks of critical raw material, finished goods and other supplies either on-hand or immediately available. This will result in higher than normal inventory levels, which could have an unforeseeable negative impact on the company's financial performance and/or financial condition. In addition, should it become necessary, utilization of alternative means of communication for voice and data transmission could result in higher than normal operating expenses for an unforeseeable period of time.

     It is management's opinion that the Company's overall internal, as opposed to supplier, risks associated with the Y2K problem are low. The implementation costs associated with the ERP project are the only material costs incurred to date in system software that would be reviewed as part of our Y2K project. The Company has not incurred any other material costs related to the Y2K project, and it is anticipated that total future costs associated with ensuring compliance will not exceed $40,000 and will be funded by cash flows generated from ongoing business operations. However, these expectations are subject to uncertainties. Although the Company expects that its internal systems will be Y2K compliant by the end of 1999, there can be no assurances that system failures will not occur, or that such failures will not have a materially adverse effect on continued uninterrupted business operations.

     The following table provides a synopsis of the status, timetable, costs and contingency plans for the internal computer and network systems BTI has identified as sensitive to Y2K.

==========================================================================================================================
System/Process            Phase                  Status          Timetable    Estimated     Contingency    Estimated
                                                                              Cost          Plan/Risks     Contingency
                                                                                                           Cost
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Financial,                Implementation of                                   $550,000      All mission       $0
Manufacturing, and Time   Integrated ERP                                                    critical
& Attendance Software     System                 Complete                     This cost     software
                            Financial            Complete             -       is not a      domestically/
                            Purchasing           Complete             -       direct        Internationally
                            Manufacturing ME     Complete             -       result of     has been
                            Customer Service ME                               the Y2K       upgraded to
                                                 Complete             -       initiative,   alleviate
                                                 Complete             -       but was       Y2K risk.
                          Manufacturing TX                                    incurred to
                          Customer Service TX    Complete             -       support
                                                                              continued
                          ERP Financial Module                                business
                                                                              growth
                          Implementation in UK   Complete             -

                          Implementation of
                          new time and
                          attendance system
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Network Hardware and      Inventory System       Complete             -       $15,000       Greatest          $20,000
Software                  Equipment                                                         Risk is over
                                                                                            WAN, disruption
                          Test                   Complete             -                     would
                          Hardware/Software                                                 necessitate
                                                 Complete             -                     local
                          Upgrade/Replace                                                   installation of
                                                                                            ERP software in
                                                                                            TX
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
------------------------- --------------------- ---------------- ------------ ------------- -------------- ---------------
Manufacturing Equipment   Inventory System       Complete             -       $0            Manufacturing     $0
and Systems               Equipment                                                         process does
                                                                                            not rely on
                          Test as appropriate    Complete             -                     date sensitive
                                                                                            processing
                          Remediate              Complete             -                     equipment
==========================================================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-Company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling ((pound)). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At September 30, 1999, the Company had no foreign exchange forward contracts outstanding.

PART II.  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None



ITEM 5. OTHER INFORMATION

     A limited review was made of the results of the three months and nine months ended September 30, 1999 by PricewaterhouseCoopers LLP, whose report is included in Part 1. Such report is not within the meaning of "report" in Section 7 and 11 of the Securities Act and the independent accountants liability under
Section 11 does not extend to it.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Brunswick Technologies, Inc.


November 11, 1999                By: /s/ Alan M. Chesney
                                 --------------------------------------------
                                 Alan M. Chesney
                                 Chief Financial Officer and Treasurer
                                 (Principal financial and accounting officer)