Form 10-K
period 1999-12-31
BRUNSWICK TECHNOLOGIES INC
filed 2000-03-30
CIK 826075

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1999.

|_| Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for transition period ____________ to ___________ .

                         Commission File Number 0-22089

                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

             MAINE                                        01-0405052
             -----                                        ----------
  (State of other jurisdiction                          (IRS Employer
of Incorporation or organization)                     Identification No.)

  43 BIBBER PARKWAY, BRUNSWICK, MAINE                         04011
  -----------------------------------                         -----
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number including area code: (207) 729-7792
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $0.0001 par value

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X| No  |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 15, 2000 was approximately $23,868,277 based on the closing price as reported on such date on the NASDAQ National Market.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 2000: 5,230,830 shares of Common Stock, $0.0001 par value.

     The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 16, 2000, which will be filed with the Commission on or before April 30, 2000, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13; and certain exhibits to the registrant's Form S-1 Registration Statement (File No. 333-10721) and Form 8-K dated March 2, 1998, are incorporated by reference in response to Part IV, Item 14.
================================================================================

                          BRUNSWICK TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

Securities and Exchange Commission
Item Numbers and Description                                                Page
----------------------------                                                ----

                              PART I
Item 1.    Business.......................................................    2

Item 2.    Properties.....................................................    9

Item 3.    Legal Proceedings..............................................    9

Item 4.    Submission of Matters to a Vote of Security Holders............   10

                              PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................   10

Item 6.    Selected Financial Data........................................   11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......  16

Item 8.    Financial Statements and Supplementary Data.....................  17

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  35

                             PART III

Item 10.   Directors and Executive Officers of the Registrant..............  35

Item 11.   Executive Compensation..........................................  35

Item 12.   Security Ownership of Certain Beneficial Owners and Management..  35

Item 13.   Certain Relationships and Related Transactions................... 35

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 35

      INFORMATION CONTAINED IN THIS REPORT WITH RESPECT TO EXPECTED FINANCIAL RESULTS AND FUTURE EVENTS AND TRENDS IS FORWARD-LOOKING BASED ON MANAGEMENT'S ESTIMATES AND ASSUMPTIONS AND IS SUBJECT TO RISKS AND UNCERTAINTIES. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS."

ITEM 1:  BUSINESS

GENERAL

      Brunswick Technologies, Inc. (the "Company") is a technologically advanced, leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. The Company's technologically advanced stitchbonding equipment and processes prepare glass, carbon and other high modulus fibers for combination with resin to produce laminates used in the construction of such diverse items as boats, skis, diving boards, protective helmets and ballistic armor applications, car and truck parts, industrial tanks and pipes, undersea oil wellhead and pipeline protection covers and offshore oil platform modules. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel and concrete.

      Composite products offer substantial benefits over conventional materials, including: a higher strength-to-weight ratio, greater design flexibility while maintaining structural integrity, chemically inert properties and lower maintenance requirements. As a result of their superior features, composite reinforcement fabrics are increasingly demanded by a growing number of industries and applications, including marine, transportation, infrastructure, consumer products, petro-chemical, infrastructure construction, windenergy generation and corrosion protection. Management believes the use of engineered composite reinforcement fabrics will continue to grow as the markets are made more aware of the positive features of such materials and as the cost of more advanced composite fibers such as carbon continues to decline.

      The Company's principal strength lies in its innovative proprietary production equipment, including wide quadraxial single-step stitchbonding fabrication processes. Through use of its equipment, the Company can quickly and cost effectively produce engineered composite reinforcement fabrics in sizes and shapes not otherwise generally available. Fabrics created from the Company's proprietary manufacturing process offer characteristics integral to the production of composite materials in infrastructure, industrial and large scale commercial applications.

      The Company has introduced a number of manufacturing processes that not only more efficiently create composite reinforcement fabrics, but also optimize the performance characteristics of such fabrics. In a proprietary single-step production process, the Company is able to orient and stabilize fibers in different directions without diminishing the composite fibers' inherent properties, thus dramatically improving the structural strength that the reinforcement fabric impacts to the composite structure. This compares favorably, firstly, with traditional composite fabrics which are woven, and therefore require the use of more resin to achieve the same degree of structural integrity, and secondly, with the more costly multi-step processes of other weft-insertion or stitchbonding manufacturing technologies. In addition, the Company's proprietary, high through-put manufacturing processes have the ability to produce heavyweight quadraxial fabrics over 100 inches wide in a single-step, which allows for cost-effective fabrication of composite. The combination of these features produces fabrics which enable composite fabricators to manufacture end-products at competitive costs while maintaining the maximum structural integrity of these products. In addition to its proprietary processes, the Company also utilizes other commercially available equipment to produce a broadly competitive line of reinforcement fabrics.

      The Company's strategy is to increase revenues and net income by increasing its domestic and international market share in the composite reinforcement fabric industry as well as making additional strategic acquisitions for product and market presence. Key elements of this strategy include: (i) increasing market share for the Company's products; (ii) continuing to build the customer and project base for White Steel(R) (see "Joint Projects"); (iii) aggressively moving further into the carbon fiber fabric market by capitalizing on the Black Steel(R) product line; and (iv) expanding further into the European market. At the same time, the Company will continue to look for opportunities to drive both its products and the composites industry, in general, into new and emerging markets around the world.

      In a move to accelerate the implementation of its strategic business plan and expand its product line, the Company acquired Advanced Textiles, Inc. ("ATI"), a subsidiary of Burlington Industries, Inc. ("Burlington") on October 30, 1996. During 1997, ATI was fully integrated into the operations of the Company, including sales, distribution and manufacturing.

      In order to accelerate the Company's penetration of the European market, the Company acquired the business and assets, including technology, of Tech Textiles International Ltd. ("TTI"), located in Andover, UK on March 2, 1998, which it operates as a wholly owned subsidiary, Brunswick Technologies Europe Ltd. ("BTI-Europe"). The acquisition serves as a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) while providing access to European suppliers and other sales distribution channels.

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

COMPANY STRATEGY

      The Company's strategy to continue its current growth includes the following elements:

           o Continue to build market share in existing markets by: (i) continue the conversion of the marine market from woven to engineered stitchbonded products through the development of new fabrics and production techniques, and (ii) aligning itself with high volume end users by expanding the Company's knowledge of their production needs and end market requirements.

           o Grow White Steel(R) business by: (i) seeking out and developing high volume applications for White Steel(R) as a replacement or complement to wood, steel and concrete; (ii) adding additional value for the end user by enhancing the processability of the delivered product; (iii) developing partnerships to accelerate the conversion of traditional materials to composites; and (iv) investing in the Company's core manufacturing process technology to drive the cost competitiveness of White Steel(R);

           o Increase European market presence by: (i) using BTI-Europe as a base to expand the Company's technology in the European marketplace; (ii) increasing penetration of White Steel(R) into key European markets and projects; and (iii) expanding BTI-Europe's base growth rate by increasing product offerings;

           o Continue its leadership in the developing carbon fiber market by: (i) developing cost effective carbon fiber based processing techniques and reinforcement fabrics such as Black Steel(R) to highlight carbon fibers inherent advantages; and
                  (ii) fostering joint development teams to increase the market for carbon reinforcing fabrics and throughput capacity;

           o Continued expansion of its leadership position in the composite reinforcement fabrics industry through the development of new products and processes to answer the needs of a wide range of industries. This includes the continuing integration of fabric design elements with the specific needs of composite fabricators and capitalization of the Company's position as the only supplier of composite reinforcement fabrics to develop and manufacture its own production equipment; and

           o Pursuit of additional acquisitions to further broaden the Company's product line as well as manufacturing capacity, process technology, product market coverage, and distribution channels.

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

      BTI-Europe is a composite reinforcement materials company which manufactures glass, carbon and other high modulus reinforcements, many of which is used in high margin applications in aerospace, automotive and wind generation. It is based in a 30,600 square foot manufacturing facility which currently employs 42 people with annual sales exceeding $7.7 million.

      The acquisition has strengthened the Company's leading market share position in the reinforcement market and helped advance its key growth strategy to serve a worldwide market in the composite industry. Management believes that the acquisition is a platform for the transfer of the Company's proprietary process technology and production of White Steel(R) and provides access to European suppliers and other sales distribution channels. The Company also anticipates greater opportunities with current industry partnerships, many of which are European-based and are subject to Common Market product origin requirements. Other financial and competitive advantages include significant savings on duty, shipping costs and material delivery time. TTI's management team has continued to manage the day to day operations.

PRODUCTS

      The Company currently manufactures composite reinforcement fabrics, also referred to as stitchbonded or weft inserted non-crimped fabrics, primarily from glass, carbon and aramid fibers, and is distributing them under the BiTex, COfil(R), White Steel(R), Black Steel(R), and CoTech(R) trade names. The Company is continuously researching new methods of producing other types of composite fabrics and the use of new fibers to create them. The Company's introduction of its proprietary stitchbonding production processes in 1990 enabled composite reinforcement fabrics to compete more successfully with conventional materials by reducing such fabric's manufacturing costs, which previously had been prohibitively high.

      ATI, which the Company purchased in 1996, was a pioneer in the industry's transition to non-crimped reinforcement fabrics, although it still produces some woven fabrics for specific applications, such as ballistic armor applications. The ATI operation, which was integrated into the Company during 1997, offers a product range that focuses on high-margin, high-quality, specialty products required by a wide range of end users. In general, the weft-inserted light-weight and super-light-weight fabrics produced are manufactured on commercially available equipment. BTI-Europe, located in Andover, UK and acquired in March, 1998, manufactures products similar to those manufactured by ATI using weft insertion stitchbonding technology as well as non-weft insertion technology.

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

      Engineered composite reinforcement fabrics offer significant advantages over other currently used materials:

           o STRENGTH-TO-WEIGHT RATIO. Composite products possess a strength-to-weight ratio much higher than that of steel, wood or concrete. Composite reinforcement fabrics are uncommonly strong for their weight and density. Use of these materials in transportation industries provides for substantial fuel savings and greater payload capacity. The marine market is the most mature of the industries currently using composite reinforcement fabrics. Bus, truck, automotive and railcar manufacturers are developing bodies made out of these materials. Certain light-weight woven fabrics offer high energy-absorption characteristics and, therefore, are ideal for ballistic shielding applications. Furthermore, due to their inherent strength-to-weight ratio, construction materials can be built from reinforcement fabrics in both load and no-load designs and in shapes too complex to be built from much heavier metals. The Company is working in joint development projects to develop products for infrastructure applications such as bridge and vehicular garage repair and rehabilitation and reinforced column wrapping for earthquake protection.

           o LONGER LIFE-CYCLE. Products produced from composite reinforcement fabrics do not rust or rot, are chemically inert, non-conductive and generally maintenance free, making their life-cycles significantly longer than those of steel, concrete or wood. These features allow use of composite reinforcement fabrics in environmentally corrosive situations, such as salt water immersion or highway construction. Accordingly, these products are increasingly used in finished products such as marine pilings, electric transmission towers, one-piece septic tanks, building columns, bridge decking and columns, and bridges, and large scale cooling tower and tunnel rehabilitation.

           o GREATER SAFETY. Products produced with composite reinforcement fabrics do not suffer from the disintegration failures suffered by steel and concrete. Moreover, composite materials offer significantly greater high-energy impact absorption, and their one-piece fabrication means that no weak seams need to be introduced into the part. The Company is working with its customers to develop products made from composite reinforcement fabrics which will offer non-varying mechanical strength and stiffness through the entire life-cycle of the product, and to lower the risk of continuous deterioration and degradation of strength, which can be caused by metal fatigue in steel or environmental erosion in concrete. These tougher products are being developed for use in automotive and highway safety applications, bullet-resistant applications, structural support, and as components of deep-sea oil drilling and production platforms.

           o DESIGN AND PROCESS FREEDOM AND EFFICIENCY. Composite reinforcement fabrics can be molded in tremendously flexible ways, allowing the creation of complex parts. Manufacturers assembling final products using these materials are able to use one part, formed in a complex shape, instead of having to use two or more simpler parts formed from metals. This results in significant cost savings, in both material and labor costs. Architecturally, designers can create shapes that would not otherwise be buildable from conventional construction materials.

           o ENVIRONMENTAL BENEFITS. Use of the Company's stitchbonded products reduces the amount of resin required to manufacture the end-product resulting in the decreased release of volatile organic compounds by end-product fabricators. The use of composite reinforcement fabrics in products which substitute for wood, steel or concrete can also diminish the amount of chemicals released in the environment. For example, marine pilings constructed of composite materials would not be treated with arsenic or other toxic substances presently required to provide adequate product life to wood products. Due to their high strength-to-weight ratios, composite reinforcement fabrics offer the transportation industry substantial fuel savings and permit the transport of greater payloads due to increased truck capacity. The construction industry is starting to use these fabrics as a shield from noise, heat, weather, and Electro-magnetic interference. These products can be highly insulating, in addition to their chemically non-reactive nature, making them ideal for use as pipes, tanks and ducting, especially in corrosive situations. The paper and petrochemical industries are starting to use these types of products in hostile environments.

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

      The Company believes that its ability to produce fabric in a single step at 20 feet per minute is the fastest in the composite reinforcement fabrics industry. It also believes that it has the unique capacity to produce quadraxial reinforcements over 100 inches wide in a single step. The Company's proprietary capabilities allow composite reinforcement fabrics to be produced by continuously placing reinforcement fibers in layers at different angular orientations and concurrently stitching them together to achieve certain desired properties, depending upon the application, such as greater carrying capability and corresponding strength. The Company's machines are capable of producing reinforcements in five different directions/orientations or any combination thereof.

      The Company has continued to build on the success of its BiTexTM and White Steel(R) product lines, and has introduced the following product and process innovations:

         o First commercial binderless mat production process introduced in 1990;

         o   First single-step quadraxial products introduced in 1992;

         o   First l00+inch-wide single-step fabrics commercialized in 1993;

         o First capability to produce, in a single-step, 150 inch 0-90 degree binderless mat product, and commercialization of same in 1994;

         o Introduction of a second generation White Steel(R)machine capable of producing quadraxial fabrics in excess of 100 oz. per square yard in 1997; and

         o First to market with Black Steel(R), a comprehensive line of woven and stitchbonded innovative and cost effective carbon fiber based line of reinforcing fabrics introduced in 1999.

      The Company invests in product development to meet and anticipate customer requirements. The Company also undertakes end-product manufacturer-sponsored or joint sponsored product development contracts. Accordingly, the Company's development activities are generally product or program specific. The Company spent $677,192, $611,923, and $776,167 on both Company-sponsored and customer-sponsored research and development in the fiscal years ended December 31, 1997, 1998 and 1999, respectively. A certain amount of the Company's R&D activities are dedicated to the developement of new production equipment.

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

    The Company sells through distributors and directly to end users. In 1999, Domestic sales (goods produced or sold by the Company's North American operations) were concentrated in two distributors; Composites One made up approximately 50% of domestic revenues while FRP Supply, a division of Ashland Chemical, made up approximately 25% of domestic revenues. Both distributors are comprised of multiple distribution points serving regional markets. The Company also sells to regional distributors throughout North America. Internationally (goods produced or sold by BTI-Europe), sales are also made through distributors and directly to end users with no single distributor or end user making up more than 10% of total international sales.

    Management believes that the key to the Company's sales and marketing strategy is the development of long-term relationships with end-product manufacturers through its team approach of combining product development and sales. The Company's production and sales managers work with sales staff in all markets to develop solution oriented products for particular end-product manufacturers. The Company's competitive position in the European market was greatly enhanced through the March, 1998 acquisition of TTI in Andover, UK. TTI's sales managers had been utilizing a similar team approach to that of the Company's and now have a broader product line with which to compete in the market.

    Management believes that further expansion of the use of heavy and super-heavy weight fabrics throughout the composite industry will uniquely benefit sales of the Company's White Steel(R) product line. The Company believes that its position and reputation in the marketplace makes it uniquely qualified to accelerate the development and use of carbon fiber based fabrics in the composite industry leveraging the Company's Black Steel(R) product line.

SUPPLY

    There are three significant suppliers of E-Glass raw material utilized by the Company. Vetrotex America ("Vetrotex"), a shareholder of the Company, is the second largest supplier which supplies approximately 35% of the requirements. PPG Industries is the largest supplier accounting for approximately 59% of the supply. Additional suppliers include Jushi Fiberglass of China and Owens Corning. The Company's ability to grow is dependent upon its ability to obtain an adequate supply of fiberglass at a competitive cost. The Company has developed strong relationships with the suppliers to make it more likely that it will be able to obtain an adequate supply and cost effective pricing to support the anticipated growth in the years ahead. The acquisitions of ATI and TTI increased the demand significantly and also improved the Company's position to negotiate with the vendors for more favorable terms. The Company does not have any formal supply contracts or agreements.

BACKLOG

    The Company's backlog as of December 31, 1999 was approximately $4,473,000, or approximately 6.4 weeks of sales. Backlog as of December 31, 1998 was approximately $3,619,000, or approximately 4.5 weeks of sales. The increased backlog is due primarily to the Company's distributors placing orders with more lead time in response to the Company's efforts to elicit orders more with sufficient lead times to manufacture material as efficiently as possible.

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

    The entire budget of the program contemplated by the Collaborative Agreement is approximately $1,547,000, which was to be spent over three years. The Company expended $1,492,547 over the three years of the program. Reimbursement of expenses related to expenditures on new technologies from a grant from the National Institute of Standards and Technology ("NIST") in the amount of $143,274 was included as a benefit to the 1997 statement of income. Cost of goods sold was credited for $24,166 of this amount while $119,108 was credited to other income. In 1998, the Company incurred eligible costs and applied for reimbursement for $75,978. Cost of goods sold was credited for $22,212 of this amount while $53,766 was credited to other income. The Company is responsible for adherence to applicable federal laws and regulations covering both federal funds, including allowability of costs. The Company is in the process of completing the closeout of the NIST grant.

      The parties to the Collaborative Agreement have mutually agreed to protect each other's proprietary information for a period of five years. Any technology jointly developed in the performance of the Collaborative Agreement ("Program Technology") is owned jointly by the project participants, with the right to use the same on an unrestricted basis. The Program Technology may also be subject to a non-exclusive, non-transferable paid-up license to the United States government which may not publicly disclose any proprietary information relative to the Program Technology.

      The Company agreed to partially fund a University of Maine graduate student through to his doctoral dissertation concerning wood composite highbred materials for use in civil infrastructure. A significant by product of this agreement has been the development of a composite laminate design program owned by the company for use in assisting customers in optimizing their laminates. The cost of this sponsorship was approximately $12,500 per year from 1995 through 1999. Funding for each of these projects is part of the Company's regular, on-going research and development expense.

COMPETITION

      The Company's principal competitors are producers of woven reinforcement fabrics and other producers of stitched or weft-inserted reinforcement products. The Company's primary method of competing is by working closely with the Company's distributors and composite manufacturers so that the most cost effective solution can be utilized taking advantage of the Company's products. Competition is also based on price, product performance, customer service and support at all points throughout the delivery channels. The Company's continued success will depend in part on its ability to continue to develop and introduce cost competitive quality products that meet or exceed end-product manufacturer requirements.

      Management is not aware of any competitor that manufactures products that are substantially similar to or competitive with all of the Company's products. However, there are competitors for each of the Company's products and the Company believes that there are only two other companies remaining that have significant shares of the North American market. These are Johnston Composite Industries, a subsidiary of Johnston Industries Inc., and Knytex, a division of Owens Corning. The Company believes that it has one of the largest shares of the North American market for weft-inserted or stitchbonded (non-crimped) composite reinforcement fabrics.

      The Company also competes in the European market, which is highly fragmented with up to 17 small competitors addressing many niche markets. The Company has established itself as a significant competitor in this market with its 1998 acquisition of Tech Textiles International Ltd. and its growing White Steel(R) business in northern Europe.

EMPLOYEES

      As of December 31, 1999, the Company had 188 full time employees, of whom 152 were employed in engineering and manufacturing, 16 in sales and marketing and 20 in administrative and management functions. No employees are represented by unions. The Company believes its relations with employees are good.

INTELLECTUAL PROPERTY

      Although the Company has four registered trademarks and owns two patents relating to its product, the Company relies almost entirely upon unpatented technology in its production processes. The Company relies in part upon state and federal trade secrets and unfair competition laws to protect its intellectual property. Management's philosophy is to patent only those processes as to which the process may be determined when analyzing the product produced. There can be no assurances that the Company can adequately protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent or better proprietary information or techniques, or otherwise gain access to the Company's proprietary technology or disclose such technology. The Company will seek additional protection for newly developed intellectual property as deemed appropriate. One patent, which expires in September 2011, relates to a bound structurally reinforced thermoplastic multi-layer composite fabric which is moldable. No product relating to this patent has yet been commercialized. Although the other patent, which expires in December 2009, relates to a manufacturing process commercialized by the Company, Management believes that it would be very difficult to assess whether a competitive product was produced by a process which infringes the process covered by such patent.

YEAR 2000

      The year 2000 ("Y2K") issue is best defined as the ability of systems to accurately process all date related information before, during and after midnight on 12/31/99, including other `magic' or `null-set' dates such as 9/9/99, 1/11/11. The Company has experienced no Y2K related system failures to date.

The Company implemented the financial modules of a third party supplied Enterprise Resource Planning ("ERP") system, which is Y2K compliant, and it successfully upgraded its time and attendance system with Y2K compliant software in 1998 and 1999. The manufacturing portion of the ERP is operational in Maine and Texas, and scheduled to be online during the third quarter of 2000 at BTI-Europe. The implementation of this ERP system substantially addressed Y2K compliance issues related to the Company's financial and manufacturing data collection and reporting systems. The Company has expensed approximately $28,800 and capitalized approximately $508,000 in costs associated with the purchase and implementation of the ERP system through December 31, 1999.


ITEM 2:  PROPERTIES

      The Company's executive offices and a major manufacturing/warehouse facility are located in a facility in Brunswick, Maine, of approximately 77,000 square feet which was substantially completed in March 1996 and expanded in 1998. The Company leases the property from the Brunswick Development Corporation ("BDC"), a Maine corporation wholly owned by the town of Brunswick. The Company's lease was originally for a term of 10 years and commenced on January 1, 1996 with an option to extend the term for an additional five year period. In June 1998, the Company and BDC modified the lease when the building was expanded by BDC. The current lease is for a term of 15 years with a commencement date of January 1, 1996. The Company also has an option to purchase the facility at any time between the conclusion of the fifth year of the current lease and the end of the lease, at an option price equal to the greater of fair market value of the facility or the residual debt payable to BDC on the bonds issued to finance the construction of the facility. The Company may, however, consider the purchase of the property prior to the option date, which purchase would require the consent of the bond holders. The rent for the facility is $315,700 annually through the year 2000; the lease provides for periodic scheduled rent increases, with a final annual rent of $392,700 for the last year (2010) of the current lease. The Maine operation currently leases an additional 25,000 square feet at $108,000 per year for storage of finished goods to maximize the effectiveness of material movements and traffic operations.

      With the acquisition of ATI, the Company acquired approximately 42,000 square feet of manufacturing, office and warehouse space in Seguin, Texas, including underlying real estate. In 1997, an additional 10,000 square feet was constructed bringing the total to approximately 52,000 square feet. The Seguin operation also rents on a month to month basis approximately 6,000 square feet at $575 per month for storage of spare machine parts and miscellaneous equipment.

      The Company, through its subsidiary Brunswick Technologies Europe, Ltd., leases a total of approximately 30,600 square feet of modem manufacturing, offices and warehouse space in Andover, UK. Annual rent of (pound)109,440 is paid in quarterly installments. The two triple-net leases run through June, 2005, with the rental payments subject to adjustment in July, 2000.

ITEM 3:  LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation incidental to its business. The Company is not party to any material pending legal proceedings.

      Owens Corning Fibers, Inc. ("OCF"), in correspondence and other contacts commencing in December, 1998, has expressed its belief that the Company is infringing Huston U.S. Patent Nos. 4,484,459 and 4,550,045 acquired by OFC. It is the Company's position that no valid claim of any of the mentioned patents is infringed by the Company. The Company and OFC are continuing to discuss this matter but have yet to resolve the issue.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

      The Company's shares of Common Stock (trading symbol: BTIC) have been quoted and traded on the NASDAQ National Market tier of the NASDAQ Stock Market since February 5, 1997. The initial public offering price for the Common Stock was $9.50 per share. The following table sets forth the high and low sale prices as reported by NASDAQ for the fiscal period indicated:

                                    1999                               1998                               1997(1)
                           --------------------------         --------------------------         ----------------
      PERIOD               HIGH             LOW               HIGH              LOW              HIGH             LOW
      ------               ----             ---               ----              ---              ----             ---
      First Quarter        7 1/4            5 1/8             17                12 1/4           10 7/8            9 1/2
      Second Quarter       6 3/8            5                 15 1/8            10 1/4           9 3/8             8 5/8
      Third Quarter        6                4 3/32            13 1/6            5 17/32          19 1/2            9 1/8
      Fourth Quarter       4 11/16          3                 8 1/2             4                20 3/16           14

(1) For the year 1997, the period from February 5 (initial public trading day) through March 31, 1997.

The approximate number of stockholders of record of the Company's Common Stock as of March 24, 2000 is 3,600.

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

ITEM 6:  SELECTED FINANCIAL DATA

      The selected financial data set forth below for the Company's fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 and at December 31, 1995,
1996, 1997, 1998, and 1999 are derived from the financial statements of the Company audited by PricewaterhouseCoopers, LLP, independent public accountants, which are included elsewhere in this Report. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this Report.

                                                                      Year ended December 31,
                                                  --------------------------------------------------------------
                                                    1999         1998(2)      1997          1996(1)       1995
                                                  --------     --------     --------      --------      --------
                                                              (in thousands, except per share data)
Net Sales                                         $ 44,684     $ 41,422     $ 30,510      $ 19,816      $ 15,476
Cost of goods sold                                  34,668       32,224       22,807        15,318        11,979
                                                  --------     --------     --------      --------      --------
Gross profit                                        10,016        9,198        7,702         4,498         3,497
Other operating expenses                             7,536        7,234        5,921         3,521         2,492
Moving costs                                          --           --           --             248             9
Facility repair costs                                 --           --           --            (148)          150
                                                  --------     --------     --------      --------      --------
Operating income                                     2,480        1,964        1,781           877           846
Other income, net                                      276          422          202            51           (61)
                                                  --------     --------     --------      --------      --------
Income before taxes                                  2,756        2,386        1,983           928           785
Income tax (benefit) expense                           986          839          707           335          (122)
                                                  --------     --------     --------      --------      --------
Net income                                           1,770        1,548        1,275           593           907
                                                  ========     ========     ========      ========      ========
Preferred stock dividend                              --           --            (51)         (450)         (450)
Accretion of preferred stock Redemption value         --           --             (5)          (82)          (76)
                                                  --------     --------     --------      --------      --------
Net income attributable to Common stock           $  1,770     $  1,547     $  1,219      $     74      $    375
                                                  ========     ========     ========      ========      ========
Basic earnings per share                          $   0.34     $   0.30     $   0.29      $   0.25      $   1.33
Diluted earnings per share (3)                    $   0.33     $   0.28     $   0.26      $   0.17      $   0.03

                                                                         At December 31
                                                  --------------------------------------------------------------
                                                    1999         1998         1997          1996          1995
                                                  --------     --------     --------      --------      --------
BALANCE SHEET DATA                                                       (in thousands)
Working capital                                   $  9,984     $  8,963     $ 12,414      $  1,412      $    905
Total assets                                        32,854       29,639       25,216        18,634         7,867
Long-term liabilities                                1,603        1,173          623         8,975         1,069
Total liabilities                                    6,126        4,701        1,989        14,289         4,168
Preferred stock                                       --           --           --           6,589         6,070
Stockholders' equity (deficit)                    $ 32,854     $ 24,938     $ 23,227      $ (2,244)     $ (2,371)

(1) Reflects the consolidation of the operations and financial condition of ATI with those of the Company for the last two months of 1996.

(2) Reflects the consolidation of the operations and financial condition of BTI-Europe with those of the Company for the ten months from March 2, 1998 to December 31, 1998.

(3) Calculation is shown in Note 13 of Notes to Consolidated Financial Statements of the Company.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is a leading developer and producer of engineered reinforcement fabrics used in the fabrication of composite materials. Since the invention of composite reinforcement fabrics in the early 1940's, these materials have developed broad applicability as substitutes for wood, steel, and concrete. The Company's principal strength lies in its innovative quadraxial single-step stitchbonding fabrication process and in its approach to providing solution based reinforcement fabrics to the leading composite manufactures developing.

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

ACQUISITION OF TECH TEXTILES INTERNATIONAL LIMITED

      On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Limited ("TTI") based in Andover, UK from T&N plc for approximately $5.9 million in cash. The 10 month operations of Brunswick Technologies Europe, Ltd. ("BTI-Europe", the Company's wholly owned subsidiary formed to hold the acquired assets of TTI and located in Andover, UK) are included in the 1998 consolidated statements of income and cash flow while BTI-Europe's net assets are included in the December 31, 1998 consolidated balance sheet and statement of shareholders' equity. All inter-company transactions have been eliminated in the consolidated financial statements. Except where noted, the discussion below is directed at 1998 operations so consolidated.

SEGMENTS

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

      The following table sets forth certain financial data as a percentage of net sales:
                          Brunswick Technologies, Inc.
                            Years Ended December 31,

                                                  1999        1998        1997
                                                 -----       -----       -----
Net Sales                                        100.0%      100.0%      100.0%
Cost of goods sold                                77.6%       77.8%       74.8%
                                                 -----       -----       -----
Gross profit                                      22.4%       22.2%       25.2%
Selling, general and administrative expenses      15.1%       16.0%       17.2%
Research and development expenses                  1.7%        1.5%        2.2%
Operating income                                   5.6%        4.7%        5.8%
Other income (expense)
Interest expense                                   0.0%        0.0%       -1.1%
Miscellaneous, net                                 0.7%        1.0%        1.7%
                                                 -----       -----       -----
Income before taxes                                6.2%        5.8%        6.5%
Income tax expense                                 2.2%        2.0%        2.3%
                                                 -----       -----       -----
Net income                                         4.0%        3.7%        4.2%

NET SALES, COST OF GOODS SOLD AND GROSS PROFIT

      The percentage increases and per pound values in the consolidated net sales, cost of goods sold and gross profit accounts for the years 1999, 1998 and 1997 are shown below. The percentage increase and per pound values for the domestic operations of net sales, cost of goods sold and gross profit accounts are shown below as is the per pound values of net sales, cost of goods sold and gross profit for the international operations.

CONSOLIDATED                                                                              % Increase
                                                                                      --------------------
                                       1999             1998            1997          1998-99      1997-98
                                       ----             ----            ----          -------      -------
Pounds sold                          29,491,236       26,899,116      20,721,483       9.6%         29.8%
Net sales                          $ 44,684,461     $ 41,422,131    $ 30,509,675       7.9%         35.8%
Average price per pound            $      1.515     $      1.540    $      1.472      -1.6%          4.6%
Cost of goods sold                 $ 34,668,607     $ 32,224,028    $ 22,807,179       7.6%         41.3%
Average cost per pound             $      1.176     $      1.198    $      1.101      -1.9%          8.8%

DOMESTIC                                                                                  % Increase
                                                                                      --------------------
                                       1999             1998            1997          1998-99      1997-98
                                       ----             ----            ----          -------      -------
Pounds sold                          25,524,037       24,631,140      20,721,483       3.6%         18.9%
Net sales                          $ 36,971,343     $ 36,113,189    $ 30,509,675       2.4%         18.4%
Average price per pound            $      1.448     $      1.466    $      1.472      -1.2%         -0.4%
Cost of goods sold                 $ 28,745,885     $ 28,469,581    $ 22,807,179       1.0%         24.8%
Average cost per pound             $      1.126     $      1.156    $      1.101      -2.6%          5.0%

INTERNATIONAL                                                                       % Increase
                                                                                   --------------
                                        1999             1998                         1998-99
                                        ----             ----                         -------
Pounds sold                           3,967,199        2,267,976                       74.9%
Net sales                           $ 7,713,118      $ 5,308,942                       45.3%
Average price per pound             $     1.944      $     2.341                      -16.9%
Cost of goods sold                  $ 5,922,722      $ 3,754,447                       57.8%
Average cost per pound              $     1.493      $     1.655                       -9.8%

1999 COMPARED TO 1998

      NET SALES. Consolidated net sales increased $3.3 million in 1999, or 7.9% to $44.7 million. Domestic net sales increased $858 thousand, or 2.4% to $37.0 million and international net sales increased $2.40 million, or 45.3% to $7.7 million. Domestic gains were due to continued increases in the number of end uses of the Company's products and well as increases in the market share for existing end use applications.

      DOMESTIC. Gains in the Company's major industry sectors including marine, transportation, corrosion, oil and gas, consumer products and infrastructure were offset somewhat by the loss of two customers in the transportation area which collectively represented $ 1.5 million in revenues in 1998 and only $1.2 million in 1999. One of the customers changed its manufacturing process while the other ceased operations (all outstanding obligations were satisfied). Growth in domestic revenues were also impacted by the wind-energy sector. In 1998, the sector represented $1.7 million in revenues however 1999 revenues totaled approximately $735 thousand. Orders in this sector are driven largely by incentive based legislation which had expired at the end of 1998. The incentives have been re-authorized and shipments have renewed in 2000, however the expected domestic volume from this sector is unknown.

      INTERNATIONAL. During 1999, revenuse in in the Company's international sector included a full 12 months of operations while 1998 revenues included only 10 months of operations. The sector also benefited from growth in the Company's core markets but particularly in the wind-energy area. Unlike demand generated by North American wind-blade manufactures, major European based wind-blade manufacturers continued to build for local demand. The Company believes this sector will continue to grow.

      GROSS PROFIT MARGIN. Consolidated gross profit margin grew to 22.4% in 1999 from 22.2% in 1998. Domestic operations experienced an increase in the gross profit margin as production efficiencies were improved from 1998 when the Company experienced inefficiencies, particularly in the third quarter. International operations experienced a decline in gross profit margin due to; 1) product mix which included a higher amount of lower margin "White Steel" production; 2) competitive pressures on pricing in the wind energy sector; and,
3) the relative strength of Pound Sterling compared to the Euro which forced lower Sterling denominated selling prices to remain competitive on the continent.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administration expenses ("SG&A") declined as a percentage of sales from 16.0% to 15.1% due to lower product delivery costs during the year, both domestically and internationally. Additionally, the Company benefited from control over expenses in other areas of SG&A

      RESEARCH AND DEVELOPMENT EXPENSES. Consolidated research and development expenses ("R&D") increased as a percentage of sales from 1.5% to 1.7% and totaled $776,167 for the year. The Company continued to invest in the development of new manufacturing processes, particularly in the area related to carbon fiber based fabrics, the benefit of which is expected to be realized at some point in the future.

      INTEREST INCOME. Interest income declined slightly during the period as the Company's average investable cash balance was lower. This was driven largely by higher capital expenditures during the year (see "Liquidity and Capital Resources").

      INTEREST EXPENSE. Interest expense totaled $16,851 in 1999, up slightly from 1998. Actual interest cost declined due to lower average outstanding debt during the period however less interest was capitalized in 1999 than in 1998 resulting in the reported increase in expense. (see Liquidity and Capital Resources").

      MISCELLANEOUS NET INCOME. Miscellaneous net income consists primarily of cash discounts the Company has earned related to raw stock purchases and income related to participation in joint development projects (see "Joint Projects"). The Company earned $215,375 in cash discounts in 1999, up from $197,000 in 1998. However, this gain was offset somewhat as the Company earned less joint development income in 1999 as the NIST program came to an end in 1998 and also incurred some foreign exchange losses in 1999

      INCOME TAX EXPENSE. Income tax expense of $986,000 reflected a blended tax rate of 35.8%, up from 35.1% in 1998. The domestic rate of 36.5% is blended with an effective rate of 32.8% on international pretax earnings.

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

      GROSS PROFIT MARGIN. Consolidated gross profit margin declined from 25.2% in 1997 to 22.2% in 1998 as the domestic gross margin, which was down to 21.2%, was negatively impacted by: (1) an increase in raw stock pricing which was unable to be passed through to the end user; (2) manufacturing inefficiencies caused by higher frequency of style changes to meet demand for certain product lines which also generated greater quantities of second quality material ; (3) low regional unemployment which increased training and other costs associated with high worker turnover; (4) increased overhead associated with new capacity coming on line and the expansion of physical plant space to accommodate future additional production machines, and; (5) replacement material being provided to an export customer in compensation for out of spec material. International operations helped to partially offset the lower domestic gross margin.

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

      RESEARCH AND DEVELOPMENT EXPENSES. Consolidated research and development ("R&D") expenses declined 9.6% in 1998 to $612 thousand, or 1.5% of net sales. R&D expenses are heavily influenced by where the Company is in the development cycle of a new machine which can run from 6 to 18 months. The Company brought a new White Steel(R) machine on line in 1997. The development expense associated with that machine was greater than the new 150" 0(0)/90(0) machine brought on line in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, the Company experienced a net reduction in cash and cash equivalents of $622,900. This was due primarily to capital expenditures for plant and equipment totaling $2,790,000 which were partially offset by cash provided from operations of $1,630,900. The Company purchased a significant amount of raw material at the end of 1999 in anticipation of a price increase, which became effective at the beginning of 2000. The Company expects raw material levels to return to normal levels during the first quarter of 2000. In addition, the Company increased stocks of finished goods to enhance manufacturing efficiencies. The Company expects finished goods levels to fluctuate in response to normal cyclical supply and demand in the market place. The increase of raw material at the end of the year was the primary reason for the increase in the book overdraft by $877,300 and the Company was able to repay the $261,000 in short term borrowings outstanding at the end of 1998. During 1999, the Company renewed its $4.0 million short term line of credit. At December 31, 1999 there was nothing outstanding under the line. Details of the arrangement are given in Note 4 of Notes to the Consolidated Financial Statements of the Company.

      Management believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs during 2000.

         CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

      Three of the Company's largest distributors merged in March 1999 forming a company called Composites One. The Company estimates that sales to the combined entity represent approximately 50% of the Company's annualized domestic sales. While this increases the Company's credit risk concentration and market concentration, management believes that there are enhanced market benefits to the consolidation of the three distributors, as well.

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

      The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general of regional and international economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) the credit and market concentration associated with the Company's large distributors, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) difficulties and uncertainties associated with industrial and windenergy related in companies which are experiencing growing pains and cash flow difficulties, and (iv) the failure to obtain necessary capital for the expansion of facilities and/or acquisitions. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in labor rates due to low unemployment or other factors, or the inability to control various expense categories.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-Company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling ((pound)). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At December 31, 1999, the Company had approximately $1,104,500 in foreign exchange forward contracts outstanding. These contracts were hedging a portion of foreign denominated accounts receivable and intercompany obligations. Accordingly, any loss or gain from these contracts have been or will be offset by corresponding losses or gains on the hedged accounts receivable and/or intercompany obligations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following described consolidated financial statements of the Company are included in response to this item:

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1999 and 1998.

      Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

      Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Cash Flow for the years ended December 31, 1999 and 1998.

      Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders of
Brunswick Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity (deficit), cash flows and comprehensive income present fairly, in all material respects, the financial position of Brunswick Technologies, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers LLP
-------------------------------
February 11, 2000

                        BRUNSWICK TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                                             For the Years Ended
                                                                                 December 31,
                                                               -----------------------------------------------
                                                                   1999             1998              1997
                                                               ------------      ------------     ------------
Net sales ................................................     $ 44,684,461      $ 41,422,131     $ 30,509,675
Cost of goods sold (raw material purchased from a
   stockholder amounted to $8,354,242 in 1999, $10,309,104
   in 1998, and $8,933,450 in 1997) ......................       34,668,607        32,224,028       22,807,179
                                                               ------------      ------------     ------------

     Gross profit ........................................       10,015,854         9,198,103        7,702,496

Selling, general and administrative expenses .............        6,759,873         6,621,756        5,244,016
Research and development expenses ........................          776,167           611,923          677,192
                                                               ------------      ------------     ------------
     Operating income ....................................        2,479,814         1,964,424        1,781,288
                                                               ------------      ------------     ------------
Other income (expense):
   Interest income .......................................           69,908            96,193          319,071
   Interest expense ......................................          (16,851)             --           (328,415)
   Miscellaneous, net ....................................          222,930           325,731          210,845
                                                               ------------      ------------     ------------
                                                                    275,987           421,924          201,501
                                                               ------------      ------------     ------------
     Income before income tax ............................        2,755,801         2,386,348        1,982,789

Income tax expense .......................................          986,000           838,500          707,400
                                                               ------------      ------------     ------------

     Net income ..........................................        1,769,801         1,547,848        1,275,389
                                                               ------------      ------------     ------------

Preferred stock dividend .................................             --                --            (50,561)
Accretion of preferred stock redemption value ............             --                --             (5,439)
                                                               ------------      ------------     ------------
Net income attributable to common stock ..................     $  1,769,801      $  1,547,848     $  1,219,389
                                                               ============      ============     ============

Basic:
   Earnings per share ....................................     $       0.34      $       0.30     $       0.29
   Weighted average common shares outstanding ............        5,198,789         5,164,113        4,215,827

Diluted:
   Earnings per share ....................................     $       0.33      $       0.28     $       0.26
   Weighted average common shares outstanding ............        5,423,884         5,438,355        4,936,033

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ............................................     $    172,853      $    795,764
   Accounts receivable (net of allowance for doubtful accounts of
     $130,000 in 1999 and $125,000 in 1998) .............................        5,765,532         6,056,155
   Inventories ..........................................................        7,730,131         4,806,799
   Refundable income taxes ..............................................          219,600            27,049
   Deferred income taxes ................................................          349,300           274,500
   Other current assets .................................................          269,514           530,588
                                                                              ------------      ------------
   Total current assets .................................................       14,506,930        12,490,855

Property, plant and equipment:
   Land and building ....................................................        1,136,302           973,512
   Furniture and fixtures ...............................................          637,510           535,220
   Leasehold Improvements ...............................................          133,470           116,446
   Machinery and equipment ..............................................       12,502,521        10,284,156
   Machine under construction ...........................................          383,042           280,227
   Vehicles .............................................................          106,060            92,318
   Management information systems .......................................          517,850           394,267
                                                                              ------------      ------------
                                                                                15,416,755        12,676,146
   Less accumulated depreciation and amortization .......................       (4,000,425)       (2,876,833)
                                                                              ------------      ------------
   Net property, plant and equipment ....................................       11,416,330         9,799,313
                                                                              ------------      ------------
Due from shareholder ....................................................          113,065           110,877
Other assets, including investment in Euro-Technology (net of accumulated
   amortization of $288,995 in 1999 and $128,111 in 1998) ...............        2,047,513         2,181,830
Goodwill (net of accumulated amortization of $864,223 in 1999 and
   $581,280 in 1998) ....................................................        4,769,955         5,055,899
                                                                              ------------      ------------
                 Total assets ...........................................     $ 32,853,793      $ 29,638,774
                                                                              ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Book overdraft .......................................................     $  1,351,205      $    473,931
   Note payable to bank .................................................             --             261,000
   Current installments of long-term debt ...............................          117,499           110,741
   Accounts payable shareholder .........................................             --             225,708
   Accounts payable .....................................................        2,064,102         1,876,264
   Accrued expenses .....................................................          969,160           579,934
   Income taxes payable .................................................           21,200              --
                                                                              ------------      ------------
   Total current liabilities ............................................        4,523,166         3,527,578

Long-term debt, excluding current installments ..........................             --             139,179
Deferred income taxes ...................................................        1,602,800         1,034,200
Commitments (Note 5) ....................................................             --                --

Shareholders' equity:
   Common stock, $0.0001 par value; 20,000,000 shares authorized,
     5,210,891 outstanding in 1999 and 5,186,889 outstanding in 1998 ....              521               519
   Additional paid-in capital ...........................................       24,969,098        24,837,224
   Treasury stock at cost: 3,300 shares in 1999 and 1998 ................           (5,000)           (5,000)
   Cumulative translation adjustment ....................................          (70,870)           40,797
   Retained earnings ....................................................        1,834,078            64,277
                                                                              ------------      ------------
   Total shareholders' equity ...........................................       26,727,827        24,937,817
                                                                              ------------      ------------
                 Total liabilities and shareholders' equity .............     $ 32,853,793      $ 29,638,774
                                                                              ============      ============

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                       Common Stock          Additional         Treasury Stock       Cumulative
                                                -------------------------     Paid-in       ----------------------- Translation
                                                    Shares       Amount       Capital        Shares      Amount      Adjustment
                                                --------------- --------- ----------------- ---------- ------------ -------------
Balance at December 31, 1996 .............             301,624      $ 30         $ 463,989     (3,300)     $(5,000)


Accrual of preferred stock dividend ......                   -         -                 -          -            -
Accretion of preferred stock
    redmption value ......................                   -         -                 -          -            -
Conversion of preferred shares
    to common stock ......................           2,548,280       255         6,644,954          -            -
Issuance of common stock to public .......           1,700,000       170        13,741,499          -            -
Exercise of warrants to purchase
    common stock .........................             178,089        18               (18)         -            -
Issuance of stock upon conversion
    of debt ..............................             384,026        38         3,648,212          -            -
Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $215,000 .............................              34,587         4           216,327          -            -
Net income ...............................                   -         -                 -          -            -
                                                --------------- --------- ----------------- ---------- ------------ -------------
Balance at December 31, 1997 .............           5,146,606       515        24,714,963     (3,300)      (5,000)            -


Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $67,000 ..............................              35,040         4            99,262          -            -             -
Issuance of stock to directors for
    compensation .........................               5,243         -            22,999          -            -             -
Net income ...............................                   -         -                 -          -            -
Foreign currency translation adjustment
    adjustment ...........................                                                                              $ 40,797
                                                --------------- --------- ----------------- ---------- ------------ -------------
Balance at December 31, 1998 .............           5,186,889       519        24,837,224     (3,300)      (5,000)       40,797


Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $26,000 ..............................              13,105         1            30,264
Issuance of stock to directors for
    compensation .........................              10,897         1           101,610
Net income
Foreign currency translation adjustment
    adjustment ...........................                                                                              (111,667)
                                                --------------- --------- ----------------- ---------- ------------ -------------
Balance at December 31, 1999 .............           5,210,891     $ 521      $ 24,969,098     (3,300)     $(5,000)    $ (70,870)
                                                =============== ========= ================= ========== ============ =============

                          BRUNSWICK TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)(continued)


                                                                        Total
                                                    Retained         Shareholders'
                                                    Earnings       Equity (Deficit)
                                                 ----------------  ------------------
Balance at December 31, 1996 .............          $ (2,702,960)       $ (2,243,941)


Accrual of preferred stock dividend ......               (50,561)            (50,561)
Accretion of preferred stock
    redmption value ......................                (5,439)             (5,439)
Conversion of preferred shares
    to common stock ......................                     -           6,645,209
Issuance of common stock to public .......                     -          13,741,669
Exercise of warrants to purchase
    common stock .........................                     -                   -
Issuance of stock upon conversion
    of debt ..............................                     -           3,648,250
Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $215,000 .............................                     -             216,331
Net income ...............................             1,275,389           1,275,389
                                                 ----------------  ------------------
Balance at December 31, 1997 .............            (1,483,571)         23,226,907


Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $67,000 ..............................                     -              99,266
Issuance of stock to directors for
    compensation .........................                     -              22,999
Net income ...............................             1,547,848           1,547,848
Foreign currency translation adjustment
    adjustment ...........................                                    40,797
                                                 ----------------  ------------------
Balance at December 31, 1998 .............                64,277          24,937,817


Exercise of common stock options
    under employee compensation
    plans including tax benefit of
    $26,000 ..............................                                    30,265
Issuance of stock to directors for
    compensation .........................                                   101,611
Net income                                             1,769,801           1,769,801
Foreign currency translation adjustment
    adjustment ...........................                                  (111,667)
                                                 ----------------  ------------------
Balance at December 31, 1999 .............           $ 1,834,078        $ 26,727,827
                                                 ================  ==================

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Years Ended
                                                                                                   December 31,
                                                                                 ------------------------------------------------
                                                                                     1999              1998              1997
                                                                                 ------------      ------------      ------------
Cash flows from operating activities:
   Net income ..............................................................     $  1,769,801      $  1,547,848      $  1,275,389
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization .........................................        1,569,052         1,274,098           846,974
     Deferred taxes ........................................................          496,957           389,300           235,500
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ...........................          265,445        (1,788,774)         (358,830)
      Increase in inventories ..............................................       (2,937,560)         (855,737)          (45,181)
      (Increase) decrease in refundable income taxes .......................         (192,551)          (27,049)           21,061
      (Increase) decrease in other current assets ..........................          258,905           101,353           (53,514)
      Increase in due from stockholder .....................................           (2,188)          (41,296)          (69,581)
      Increase (decrease) in due to stockholder ............................         (225,708)          141,854          (960,705)
      Increase (decrease) in accounts payable ..............................             --                --                --
        and accrued expenses ...............................................          607,566           311,006        (1,438,262)
      Increase (decrease) in income taxes payable ..........................           21,200          (105,368)          344,942
                                                                                 ------------      ------------      ------------
           Net cash provided by (used in) operating activities .............        1,630,919           947,235          (202,207)
                                                                                 ------------      ------------      ------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired, including technology ...             --          (5,993,058)             --
   Purchase of marketable securities .......................................             --                --         (96,947,023)
   Sale of marketable securities ...........................................             --           6,607,344        90,339,679
   Purchases of property, plant and equipment ..............................       (2,790,013)       (1,820,948)         (849,408)
   (Increase) decrease in other assets .....................................          (22,286)           49,917            31,300
                                                                                 ------------      ------------      ------------
           Net cash used in investing activities ...........................       (2,812,299)       (1,156,745)       (7,425,452)
                                                                                 ------------      ------------      ------------
Cash flows from financing activities:
   Increase (decrease) in book overdraft ...................................          877,274           473,931          (300,809)
   Net proceeds (repayments) under line of credit ..........................         (261,000)          261,000        (1,179,968)
   Repayment of long-term debt .............................................         (132,336)         (114,065)       (5,149,568)
   Net proceeds received from issuance of common stock, net of issuance
        costs ..............................................................             --                --          14,682,689
   Proceeds from exercise of common stock options and warrants .............          117,876            32,266             1,389
   Transactional expenses associated with issuance of stock ................             --                --            (428,341)
                                                                                 ------------      ------------      ------------
           Net cash provided by financing activities .......................          601,814           653,132         7,625,392
   Net effect of currency exchange rates on cash and cash equivalents ......          (43,345)             (697)             --
                                                                                 ------------      ------------      ------------
           Net increase (decrease) in cash and cash equivalents ............         (622,911)          442,925            (2,267)
Cash and cash equivalents at beginning of period ...........................          795,764           352,839           355,106
                                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of period .................................     $    172,853      $    795,764      $    352,839
                                                                                 ============      ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest (including interest capitalized of $3,445 in 1999, $44,535 in
        1998, and $72,064 in 1997) .........................................     $     30,167      $     40,939      $    528,889
      Income taxes .........................................................     $    618,561      $    583,550      $    100,300

   Acquisition of business, net of cash acquired:
      Working capital, other than cash                                                             $  1,096,550
      Machinery and equipment                                                                         2,552,372
      Goodwill and technology                                                                         2,524,136
      Deferred taxes                                                                                   (180,000)
                                                                                                   ------------
      Net cash used to acquire businesses                                                          $  5,993,058
                                                                                                   ============

   Noncash financing activities:
      Conversion of preferred stock into common stock in February 1997                                               $  6,645,207
      Conversion of debt into common stock in November 1997                                                          $  3,648,250

     The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              For the Years Ended
                                                                   December 31,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  -----------      -----------     -----------
Net income .................................      $ 1,769,801      $ 1,547,848     $ 1,275,389

Foreign currency translation adjustments ...         (111,667)          40,797            --
                                                  -----------      -----------     -----------

Comprehensive income .......................      $ 1,658,134      $ 1,588,645     $ 1,275,389
                                                  ===========      ===========     ===========

















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

         CASH EQUIVALENTS

         Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition.

         INVENTORIES

         Inventories are stated at the lower of standard cost, which approximates the first-in, first-out method, or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over estimated useful lives as follows:

                                                                 Years
                       Buildings............................     20-30
                       Furniture and fixtures...............      2-7
                       Machinery and equipment..............      4-15
                       Vehicles.............................        5

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

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         CAPITALIZED COMPUTER SOFTWARE COSTS

         The Company records expenditures for computer software in accordance with the provision of Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company reports computer software cost in MIS. The Company had capitalized $431,186 and $317,337 in 1999 and 1998, respectively. Amortization of software cost is provided on a straight-line basis over 5 years.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1999 and 1998, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximate their fair value as of December 31, 1999 and 1998, based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Forward foreign exchange contracts are used to hedge exposure on commitments and anticipated transactions, principally payables and receivables denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are recorded in net income in the same period in which the hedged transactions affect earnings. The Company had three forward foreign currency exchange contracts valued at $1,104,464 outstanding at December 31, 1999.

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

2.       BUSINESS COMBINATIONS

         On March 2, 1998 the Company acquired the business and assets of Tech Textiles International Ltd. ("TTI") based in Andover, UK from T&N plc, for approximately $5.9 million in cash. The acquisition was made by the Company and through the Company's recently formed wholly owned subsidiary in the UK, Brunswick Technologies Europe Ltd. ("BTI-Europe") and has been accounted for using the purchase method of accounting. An allocation of the purchase price has been made to the assets and technology acquired. The operations of BTI-Europe have been included in financial results of the Company since March 2, 1998 and have been consolidated for the period ended December 31, 1998.

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       BUSINESS COMBINATIONS, CONTINUED

         Proforma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1998, are as follows:

                                           (IN THOUSANDS)
                                             YEAR ENDED
                                             DECEMBER 31,
                                                 1998
                                             -----------
          Net Sales                          $    42,588
                                             ===========
          Net Income                         $     1,635
                                             ===========
          Diluted Earnings per share         $      0.30
                                             ===========

3.       INVENTORIES

         Inventories consist of the following components:

                                      DECEMBER 31,
                              ---------------------------
                                  1999            1998
                              ------------   ------------
          Raw Materials       $  2,842,841   $  1,393,964
          Work in Progress       1,038,067        956,868
          Finished goods         3,849,223      2,455,967
                              ------------   ------------
                              $  7,730,131   $  4,806,799
                              ============   ============

4.       DEBT

         Long-term debt consists of the following:

                                                     DECEMBER 31,
                                             ---------------------------
                                                 1999            1998
                                             ------------   ------------
          Non-interest bearing obligation
           incurred in the pirchase of
           ATI, discounted at 8.25%          $    113,146   $    234,703
          Other                                     4,353         15,217
                                             ------------   ------------
                                                  117,499        249,920
                                             ------------   ------------
            Less current installments            (117,499)      (110,741)
                                             ------------   ------------
                                             $          -   $    139,179
                                             ============   ============

         The Company has an existing debt facility with a bank. The agreement allows unsecured borrowings up to $4.0 million. At the Company's option, interest is charged at either the bank's prime rate or the London Interbank Borrowing Rate (LIBOR), plus 1.75%. There is an unused line fee of 1/8 of 1% of the unused portion. At December 31, 1998 there was $261,000 in borrowings outstanding, at a rate of 7.75%. The line of credit expires on May 28, 2000.

         The non-interest bearing obligation is payable in annual installments of $100,000 on December 15 of each year until the entire obligation is paid. In addition, the annual payment may be increased by an amount up to $100,000 based on certain income tax effects experienced by the holder of the note. In 1999, an increase in the annual payment of $30,718 was required.

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       LEASES

         Commencing January 1, 1996, the Company began leasing a newly constructed manufacturing facility. The Company has the option to purchase the facility at fair market value at any time between the end of the fifth year of the lease and the end of the lease. In July 1997 the Company agreed to an increase in the lease in exchange for the fit-out of additional space. In June 1998, the Company expanded the leased facility and modified the lease terms, including extending the term to 15 years. The Company also has operating leases for a manufacturing facility in the UK, equipment and a vehicle. Total rental expense under all operating leases was $663,392, $436,211 and $346,400 for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, future minimum lease payments under all non-cancelable leases are as follows:

               2000                $  675,956
               2001                   692,956
               2002                   583,013
               2003                   536,212
               2004                   543,912
               Thereafter           2,339,405
                                   ----------
                                   $5,371,454
                                   ==========

6.       CONVERTIBLE PREFERRED STOCK

         On February 10, 1997, the date of the closing of the Company's initial public offering, all of the Company's four series of outstanding preferred stock were converted to 2,337,192 shares of common stock. In addition, holders of shares of preferred stock received 211,088 shares of common stock in payment of accrued dividends of $2,005,342 as of the date of conversion.

7.       CAPITAL STOCK

         The Company has three employee stock option plans, one each established in 1991, 1994 and 1997. The plans reserve for issuance a total of 990,000 common shares. Options granted prior to June 29, 1995 vest at a rate of 20% per year beginning on the date of the grant. Options granted on June 29, 1995 and after vest at 20% per year beginning one year after the date of grant. All the shares available in the 1991 and 1994 plans have been granted. A total of 421,740 shares of Common Stock have been reserved for awards under the 1997 Plan. Pursuant to the 1997 Plan, a committee of the Board of Directors is authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or similar securities defined thereunder, all in its discretion, to key individuals, consultants and directors of the Company or one of its affiliates. At December 31, 1999, 231,900 shares remained available to be granted.

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       CAPITAL STOCK, CONTINUED

         A summary of changes in common stock options during 1997, 1998, and 1999 is:

                                                             WEIGHTED AVERAGE
                                                 SHARES       EXERCISE PRICE
                                               ----------       ----------
Outstanding grants at December 31, 1996           520,839       $     0.91
Granted                                            48,000       $     9.50
Exercised                                         (34,587)      $     0.15
Canceled                                           (1,500)      $     9.50
                                               ----------
Outstanding Grants at December 31, 1997           532,752       $     1.66
Granted                                            60,100       $    10.27
Exercised                                         (35,040)      $     0.92
Canceled                                          (17,280)      $     4.12
                                               ----------
Outstanding Grants at December 31, 1998           540,532       $     2.67
Granted                                            96,870       $     6.69
Exercised                                         (13,105)      $     0.35
Canceled                                           (8,870)      $    10,43
                                               ----------
Outstanding Grants at December 31, 1999           615,427       $     3.24
                                               ==========
Options exercisable at December 31, 1997          374,217       $     0.59
                                               ==========       ==========
Options exercisable at December 31, 1998          422,882       $     1.12
                                               ==========       ==========
Options exercisable at December 31, 1999          444,542       $     1.61
                                               ==========       ==========


         Options outstanding at December 31, 1999:

                                          WEIGHTED     AVERAGE
                                        ------------------------
                                                      REMAINING                      WEIGHTED
                              NUMBER    EXERCISE     CONTRACTUAL      NUMBER          AVERAGE
RANGE OF EXERCISE PRICE    OUTSTANDING    PRICE         LIFE         EXERCISABLE    EXERCISE PRICE
-----------------------    -----------    -----         ----         -----------    --------------
$0.03 - 0.16                  205,926      $  0.04    1.5 years       205,926        $   0.04
$1.50 - 1.60                  209,251      $  1.52    4.4 years       196,876        $   1.52
$4.00 - 10.00                 159,650      $  7.14    8.6 years        32,940        $   9.00
$10.50 - 15.00                 40,600      $ 13.02    8.6 years         8,800        $  12.95

         In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1999          1998           1997
                                                  ------------   ------------   ------------
                    Net income:    As reported    $  1,769,801   $  1,547,848   $  1,275,389
                                                  ============   ============   ============
                                   Pro Fiorma     $  1,551,858   $  1,417,121   $  1,237,985
                                                  ============   ============   ============
     Diluted earnings per share:   As reported    $       0.33   $       0.28   $       0.26
                                                  ============   ============   ============
                                   Pro Forma      $       0.30   $       0.26   $       0.25
                                                  ============   ============   ============

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       CAPITAL STOCK, CONTINUED

         The fair value of stock options in the pro forma accounts for fiscal 1999, 1998 and 1997 is not necessarily indicative of the future effects on net income and earnings per share. The weighted average grant date fair values of options granted during 1999, 1998 and 1997 were $3.94, $5.59 and $4.85, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

                                                      1999       1998     1997
                                                      ----       ----     ----
               Expected volatility                     64%        50%      50%
               Risk-free interest rate                5.9%       5.3%     6.2%
               Expected life of options(years)          6          6        5
               Expected annual dividend                 0%         0%       0%

         In conjunction with the issuance of the preferred stock, the Company issued warrants for the purchase of its common stock. Each warrant was exercisable for one share of common stock. In 1997, 211,200 warrants were exercised on a "cashless" basis by non-employee shareholders which resulted in 178,089 shares of common stock being issued.

         In conjunction with the IPO, the Company granted the Underwriter Warrants to purchase 125,000 shares of common stock at a price 20% higher than the initial offering price of $9.50. The warrants became exercisable one year following the IPO and expire in 2002.

8.       CONCENTRATION OF CREDIT RISK

         The Company utilizes a national and international distribution system that sells to approximately 700-1,000 end users. Domestically (defined as goods produced in plants located in Maine and Texas), two individual distributors accounted for approximately 75% of the Company's 1999 domestic revenues. The same distributors represented 49% of the Company's domestic accounts receivable balances at December 31, 1999. In 1998 and 1997, five individual distributors and customers accounted for approximately 77% and 68%, respectively, of the Company's domestic revenues. The same distributors and customers represented 66% and 38% of the Company's domestic accounts receivable balances at December 31, 1998 and 1997, respectively. Internationally (defined as goods produced in BTI-Europe's plant in Andover, UK) five customers accounted for approximately 35% of international revenues in 1999 and five customers represented 21.8% of international revenues in 1998. At December 31, 1999, four customers accounted for 46% of the international accounts receivable. At December 31, 1998, three distributors and two customers accounted for 52% of the international accounts receivable.

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

         Income tax (benefit) expense consists of the following:

                                                 FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                        ---------------------------------------
                                           1999           1998           1997
                                        ---------      ---------      ---------
          Current:
           Federal                      $ 413,400      $ 351,100      $ 441,400
           State                           85,000         61,900         30,500
           Foreign                          5,800         36,200             --
                                        ---------      ---------      ---------
                                          504,200        449,200        471,900
                                        ---------      ---------      ---------
          Deferred:
           Federal                        285,400        186,900        242,500
           State                           37,800         36,000         (7,000)
           Foreign                        158,600        166,400             --
                                        ---------      ---------      ---------
                                          481,800        389,300        235,500
                                        ---------      ---------      ---------
          Total tax expense             $ 986,000      $ 838,500      $ 707,400
                                        =========      =========      =========

         The actual income tax (benefit) expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                 FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                        ---------------------------------------
                                           1999           1998           1997
                                        ---------      ---------      ---------
        Computed expected income tax    $ 937,000      $ 811,400      $ 674,000
        State income taxes                117,500        104,400         78,500
        Foreign tax rate differential     (57,400)       (86,500)            --
        Other                             (11,100)         9,200        (45,100)
                                        ---------      ---------      ---------
        Total tax (benefit) expense     $ 986,000      $ 838,500      $ 707,400
                                        =========      =========      =========

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following at:

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                               1999            1998
                                                           -----------     -----------
          Deferred tax assets (liabilities):
           Reserves                                        $    83,100     $   220,200
           Net operating loss carryforward                      95,400         131,900
           Alternative minimum tax credit carryforward          52,400         170,600
           Compensation                                         28,000          36,400
           Other                                               211,400         126,400
           Depreciation and amortization                    (1,555,800)     (1,263,900)
           Goodwill                                           (168,000)       (181,300)
                                                           -----------     -----------
              Net deferred tax (liabilties)                $(1,253,500)    $  (759,700)
                                                           ===========     ===========
           Current deferred tax assets                     $   349,300     $   274,500
                                                           ===========     ===========
           Non-current deferred tax liabilities            $ 1,602,800     $ 1,034,200
                                                           ===========     ===========

         As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $190,800, which expire at various dates through 2006. Under Internal Revenue Code Section 382, utilization of net operating loss carryforwards may be limited in the event of changes in the ownership structure of the Company. Such a change occurred in 1990 and in 1997, and the net operating loss carryforwards are limited for utilization at approximately $156,700 per year. In addition, the Company has alternative minimum tax credit carryforwards for state purposes of approximately $52,400 which have no expiration date. The company has not established a valuation allowance against the deferred tax assets at December 31, 1999 and 1998.

10.      RELATED PARTY

         The Company purchases a significant portion of its raw materials inventory from a shareholder. For the years ended December 31, 1999, 1998 and 1997, purchases of raw materials were $8,354,242, $10,309,104 and $8,933,450, respectively. At December 31, 1998, the Company had due this stockholder, $225,708 for purchases of raw materials.

11.      NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY (NIST) GRANT

         The Company was a participant in a consortium to develop a manufacturing competency to replace wood, steel, and concrete with high performance composites. The project has been awarded a grant by NIST whereby 50% of the project's costs will be reimbursed. In 1997, the Company incurred eligible costs and applied for reimbursement for $143,274, for which the Company has recorded miscellaneous income of $119,108 and reduced cost of goods sold by $24,166. In 1998, the Company incurred eligible costs and applied for reimbursement for $75,978, for which the Company has recorded miscellaneous income of $53,766 and reduced cost of goods sold by $22,212. The project was completed in 1998.

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

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INITIAL PUBLIC OFFERING, CONTINUED

         Pursuant to the terms of the preferred stock agreements, the outstanding shares of preferred stock were automatically converted to common stock, on the consummation of the Company's initial public offering. As a result, 70,824 shares of preferred stock were converted to 2,337,192 shares of common stock. In addition, on August 14, 1996, the Board of Directors approved the issuance of common stock in lieu of cash payment of the cumulative preferred dividend. This resulted in an additional 211,088 shares of common stock being issued to holders of preferred stock as of the closing of the offering. In addition, the Board approved the grant of stock to Directors totaling 1,000 shares (subsequently increased to 2,000 shares), which were issued at the closing of the offering.

13.      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                          1999                              1998                           1997
                             -----------------------------  -------------------------------  -------------------------------
                               Net                    Per        Net                   Per        Net                   Per
                             Income       Shares     Share     Income      Shares     Share     Income      Shares     Share
                             ------       ------     -----     ------      ------     -----     ------      ------     -----
Basic EPS                    $1,769,801  5,198,789   $0.34    $1,547,848  5,164,113   $0.30    $1,219,389  4,215,827    $0.29

Effect of dilutive
securities:
Conversion of Preferred                                                                          56,000      283,142
Conversion of Stock
Options                                    225,095                          274,242                          437,064
                            ----------- ------------          ---------- ------------          ---------- ------------
Diluted EPS                  $1,769,801  5,423,884   $0.33    $1,547,848  5,438,355   $0.28    $1,275,389  4,936,033    $0.26
                            =========== ============          ========== ============          ========== ============

         The conversion of the Company's convertible subordinated note was anti-dilutive and has been excluded from Diluted EPS in 1997. The note was converted in November 1997.

14.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         Unaudited financial results by quarter for the fiscal years ended December 31, 1999 and 1998 are summarized below and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition.

999                          MARCH       JUNE      SEPTEMBER   DECEMBER
                           ---------   ---------   ---------   ---------
                            (in thousands except per share information)

Net Sales                  $  11,474   $  12,112   $  10,636   $  10,462
Cost of sales                  8,990       9,223       8,201       8,255
Net Income                       365         546         421         438
Diluted EPS                $    0.07   $    0.10   $    0.08   $    0.08

1998                         MARCH       JUNE      SEPTEMBER   DECEMBER
                           ---------   ---------   ---------   ---------
                            (in thousands except per share information)

Net Sales                  $   9,048   $  10,968   $  10,309   $  11,097
Cost of sales                  6,856       8,444       8,158       8,766
Net Income                       418         518         260         352
Diluted EPS                $    0.08   $    0.10   $    0.05   $    0.07

                          BRUNSWICK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      401K PLAN

         The Company sponsors a 401K retirement savings plan. Under the plan, the Company will make matching contributions of at least 25% of a participant's contribution up to 4% of the participant's eligible compensation, subject to limitations required by governmental laws or regulations. Company contributions to the plan in 1999, 1998 and 1997 were $30,934, $30,165 and $6,906, respectively.

16.      SEGMENT INFORMATION

         In 1998, the Company adopted SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise." The prior years' segment information has been restated to present the Company's two reportable segments - (1) Domestic and (2) International. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies." Performance of the segments is evaluated on Net Sales, Operating Income, Interest Income, Interest Expense, Pretax Income, Income Tax and Net Income in addition to EBITDA. The tables below present information about reported segments for the years ended December 31, 1999, 1998, and 1997. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

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

                                                      (IN THOUSANDS)
                                               1999        1998        1997
                                             -------     -------     -------
        DOMESTIC
          Net Sales                          $36,971     $36,113     $30,510
          Operating income                     1,568       1,104       1,781
          Intercompany income                    386         267          --
          Pretax income                        2,235       1,727       1,983
          Net income                           1,420       1,089       1,275

        INTERNATIONAL
          Net Sales                            7,713       5,309          --
          Operating income                       912         860          --
          Intercompany income                    386         267          --
          Pretax income                          521         659          --
          Net income                             350         458          --

        EBITDA
          Domestic                           $ 3,465     $ 2,792     $ 3,158
          International                          877         868          --
                                             -------     -------     -------
        Total                                $ 4,342     $ 3,660     $ 3,158
                                             =======     =======     =======
        ASSETS
          Domestic                           $30,730     $28,060     $25,216
          International                        5,912       3,481          --
          (Intercompany elimination)          (3,788)     (1,902)         --
                                             -------     -------     -------
        TOTAL ASSETS                         $32,854     $29,639     $25,216
                                             =======     =======     =======

         Total segment sales, profitability and total segment EBITDA are equal to total consolidated sales and EBITDA, respectively. Accordingly, no reconciliation is provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEMS 10, 11, 12, AND 13

Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 20, 2000. If for any reason such a statement is not filed within such a period, this report will be appropriately amended.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)      FINANCIAL STATEMENTS

The following described consolidated financial statements of the Company are included in this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flow for the years ended December 31, 1999, 1998, and 1997.

Notes to Consolidated Financial Statements

      Financial Statement Schedules: Schedules are omitted because not applicable or the information is included elsewhere herein.

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS


EXHIBIT
   NO.            DESCRIPTION OF EXHIBIT
   ---            ----------------------

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

*10.26   Form of Common Stock Purchase Warrant.

*10.27   Form of Amendment No. 1 to Common Stock Purchase Warrant.

*10.28   Agreement regarding lending arrangements dated June 6, 1997.

*10.29 Amended and Restated Lease Agreement between Brunswick development Corporation and Brunswick Technologies Inc. dated June 5, 1998

**10.30  Demand Note ($4,000,000) in favor of Fleet Bank of Maine dated May,
         1998.

**10.31  Agreement regarding lending arrangements dated May, 1998

**21     Registrant's subsidiaries.

+23      Consent of PricewaterhouseCoopers LLP

+27.1    Financial Data Schedule.
----------
* Previously filed and incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-10721) and Form 8-K dated March 2, 1998.

** Previously filed and incorporated by reference to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1998.

+     Filed with this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                             BRUNSWICK TECHNOLOGIES, INC.

                                             By: /s/  Martin S. Grimnes
                                                 ---------------------------
                                                 Martin S. Grimnes
                                                 Principal Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                  Signature                                   Title                                    Date
                  ---------                                   -----                                    ----
      /s/     MARTIN S. GRIMNES                      Principal Executive Officer                 March 30, 2000
--------------------------------------------         and Director
              Martin S. Grimnes


      /s/  RICHARD J. CORBIN                         Director                                    March 30, 2000
--------------------------------------------
           Richard J. Corbin


      /s/  WILLIAM M. DUBAY                          President, Principal Operating              March 30, 2000
--------------------------------------------         Officer and Director
           William M. Dubay


      /s/  DONALD R. HUGHES                          Director                                    March 30, 2000
--------------------------------------------
           Donald R. Hughes


      /s/  MAX G. PITCHER                            Director                                    March 30, 2000
------------------------------------
           Max G. Pitcher


      /s/  DAVID E. SHARPE                           Director                                    March 30, 2000
------------------------------------
           David E. Sharpe


      /s/  PETER N. WALMSLEY                         Director                                    March 30, 2000
--------------------------------------------
           Peter N. Walmsley


      /s/  ALAN CHESNEY                             Treasurer and Principal Financial            March 30, 2000
------------------------------------                and Accounting Officer
           Alan M. Chesney