Form 10-Q
period 2000-03-31
BRUNSWICK TECHNOLOGIES INC
filed 2000-05-12
CIK 826075

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X   Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
 ---  Exchange Act of 1934

                 For the quarterly period ended March 31, 2000.

      Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the transition period from ______ To ______.

                         Commission File Number 0-22089

                          BRUNSWICK TECHNOLOGIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

                  Maine                                     01-0405052
                  -----                                     ----------
      (State or other jurisdiction of                    (I.R.S. Employer
       Incorporation or organization)                   Identification No.)

          43 Bibber Pkwy., Brunswick, ME                       04011
          ------------------------------                       -----
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

         The registrant had 5,234,415 shares of Common Stock, $.0001 par value, outstanding as of May 2, 2000.



================================================================================

                          BRUNSWICK TECHNOLOGIES, INC.

                                      INDEX
                                      -----
                                                                        PAGE NO.
                                                                        --------
Part I.   Financial information.

          Item 1.  Financial Statements

             Report of Independent Accountants                             3

             Consolidated balance sheets as of March 31, 2000
                  and December 31, 1999.                                   4

             Consolidated statements of income for the three months
                  ended March 31, 2000 and 1999.                           5

             Consolidated statements of cash flows for the three months
                  ended March 31, 2000 and 1999.                           6

             Consolidated statements of comprehensive income for the
                  three months ended March 31, 2000 and 1999.              7

             Notes to consolidated financial statements.                   8-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition And Results of Operations.                     11-12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.                                             12


Part II.  Other Information.

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K.                        13

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brunswick Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Brunswick Technologies, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of income and comprehensive income for the three month period ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, shareholders' equity (deficit), comprehensive income, and cash flows for the year then ended(not presented herein), and in our report dated February 11, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers
May 1, 2000

                          BRUNSWICK TECHNOLOGIES, INC,
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except share information)

                                                                                March 31,   December 31,
                                                                                  2000          1999
                                                                                --------      --------
                                                                               (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash                                                                         $    989      $    173
   Accounts receivable, net of allowance for doubtful
     accounts of $130 in 2000 and 1999                                             6,641         5,766
   Inventories                                                                     7,003         7,730
   Refundable income taxes                                                            55           220
   Deferred income taxes                                                             348           349
   Other current assets                                                              413           269
                                                                                --------      --------
     Total current assets                                                         15,449        14,507

Property, plant and equipment:
   Land and building                                                               1,136         1,136
   Furniture and fixtures                                                            680           638
   Leasehold improvements                                                            138           133
   Machinery and equipment                                                        12,693        12,503
   Machine under construction                                                        285           383
   Vehicles                                                                          106           106
   Management information system                                                     520           518
                                                                                --------      --------
                                                                                  15,558        15,417
   Less accumulated depreciation and amortization                                 (4,340)       (4,000)
                                                                                --------      --------
     Net property, plant and equipment                                            11,218        11,417

Due from shareholder                                                                 115           113
Other assets, including investment in Euro-Technology (net of accumulated
   amortization of $329 in 2000 and $289 in 1999)                                  2,013         2,047
Goodwill (net of accumulated amortization of $935 in 2000 and $864 in 1999)        4,697         4,770
                                                                                --------      --------
             Total assets                                                       $ 33,492      $ 32,854
                                                                                ========      ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Bank overdraft                                                               $   --        $  1,351
   Current installments of long-term debt                                            113           118
   Accounts payable                                                                3,863         2,064
   Accrued expenses                                                                  985           969
   Income taxes payable                                                             --              21
                                                                                --------      --------
     Total current liabilities                                                     4,961         4,523

Deferred income taxes                                                              1,596         1,603

Shareholders' equity:
   Common stock, $0.0001 par value; 20,000,000 shares authorized,
     5,230,823 outstanding in 2000 and 5,210,891 outstanding in 1999                   1             1
   Additional paid-in capital                                                     24,984        24,969
   Treasury stock at cost; 3300 shares in 1999 and 1998                               (5)           (5)
   Cumulative translation adjustment                                                (147)          (71)
   Retained earnings                                                               2,102         1,834
                                                                                --------      --------
     Total shareholders' equity                                                   26,935        26,728
                                                                                --------      --------
             Total liabilities and shareholders' equity                         $ 33,492      $ 32,854
                                                                                ========      ========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except per share information)

                                                                For the three months ended
                                                                        March 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
                                                                       (Unaudited)
Net sales                                                         $ 12,147      $ 11,474
Cost of goods sold (raw material purchased from a stockholder amounted to $849 in 2000 and $2,737 in 1999 for the three
   months ended March 31)                                            9,745         8,990
                                                                  --------      --------
       Gross profit                                                  2,402         2,484

Selling, general and administrative expenses                         1,798         1,740
Research and development expenses                                      165           227
                                                                  --------      --------
       Operating income                                                439           517
                                                                  --------      --------
Other income (expense):
   Interest income                                                      10            11
   Interest expense                                                     (6)           (8)
   Miscellaneous, net                                                   (8)           40
                                                                  --------      --------
                                                                        (4)           43
                                                                  --------      --------
       Income before income taxes                                      435           560

Income tax expense                                                     167           195
                                                                  --------      --------
       Net income                                                 $    268      $    365
                                                                  ========      ========
Basic:
   Earnings per share                                             $   0.05      $   0.07
   Weighted average common shares outstanding                        5,221         5,188

Diluted:
   Earnings per share                                             $   0.05      $   0.07
   Weighted average common shares outstanding                        5,436         5,448


    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except share information)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
                                                                      2000            1999
                                                                   ----------      ----------
Cash flows from operating activities:                                      (Unaudited)
   Net income                                                      $      268      $      365
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                      466             375
       Deferred taxes                                                      (7)             (3)
       Changes in assets and liabilities:
         Increase in accounts receivable                                 (929)           (440)
         (Increase) decrease in inventories                               699            (397)
         Decrease in refundable income taxes                              165              27
         (Increase) decrease in other current assets                     (146)            197
         Increase in due from Shareholder                                  (2)             (1)
         Increase in accounts payable Shareholder                        --               151
         Increase in accounts payable and accrued expenses              1,868           1,427
         (Decrease) increase in income taxes payable                      (19)            161
                                                                   ----------      ----------
             Net cash provided by operating activities                  2,363           1,862
                                                                   ----------      ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                            (250)           (605)
   Increase in other assets                                                (6)             (2)
                                                                   ----------      ----------
             Net cash used in investing activities                       (256)           (607)
                                                                   ----------      ----------
Cash flows from financing activities:
   Decrease in book overdraft                                          (1,351)           (474)
   Net repayments under line of credit                                   --              (261)
   Repayment of short term portion of long term debt                       (4)           --
   Repayment of long-term debt                                           --                (3)
   Proceeds from exercise of common stock options and warrants           --                 3
                                                                   ----------      ----------
             Net cash used in financing activities                     (1,355)           (735)
                                                                   ----------      ----------

             Effect of currency exchange rate changes on cash              64             (52)
                                                                   ----------      ----------
             Net increase in cash                                         816             468
Cash at beginning of period                                               173             796
                                                                   ----------      ----------
Cash at end of period                                              $      989      $    1,264
                                                                   ==========      ==========

    The accompanying notes are an integral part of the financial statements

                          BRUNSWICK TECHNOLOGIES, INC,
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (in thousands except share information)

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
                                                    (Unaudited)
Net income                                   $      268      $      365

Foreign currency translation adjustments            (76)           (151)
                                             ----------      ----------
Comprehensive income                         $      192      $      214
                                             ==========      ==========



























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

B.   INVENTORIES:

        Inventories consist of the following components:


                             MARCH 31     DECEMBER 31,
                               2000           1999
                            ----------     ----------
                                  (in thousands)
                            (Unaudited)
        Raw materials       $    1,945     $    2,843
        Work-in-process          1,002          1,038
        Finished goods           4,056          3,849
                            ----------     ----------
                            $    7,003     $    7,730
                            ==========     ==========

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.   NEW ACCOUNTING PRONOUNCEMENTS:


In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.


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


D.   EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:




Three months ending March 31,
                                              (in thousands except per share information)
                                                2000                               1999
                                   ---------------------------------- ---------------------------------
                                   ---------------------------------- ---------------------------------
                                      Net                     Per        Net                    Per
                                    Income      Shares       Share     Income      Shares      Share
                                   ----------  ----------  ---------- ----------  ---------- ----------
Basic EPS                             $  268       5,221      $ 0.05     $  365       5,188     $ 0.07

Effect of dilutive securities:
   Conversion of Stock Options             -         215                      -         300
                                   ----------  ----------             ----------  ----------
Diluted EPS                           $  268       5,436      $ 0.05     $  365       5,488     $ 0.07
                                   ==========  ==========             ==========  ==========

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   SEGMENT INFORMATION:

The Company has two reportable segments - (1) Domestic and (2) International. Revenue and asset information is based on the country in which the legal entities are located. Segment data includes intersegment revenues, as well as a royalty charge pursuant to an intersegment technology licensing agreement.

                                  Three Months Ended
                                       March 31,
                                  2000          1999
                               ----------      ----------
                                     (in thousands)
DOMESTIC                               (Unaudited)
Net sales                      $    9,909      $    9,457
Operating income                      266             198
Intercompany income                   141             101
Pretax income                         456             340
Net income                     $      291      $      218

INTERNATIONAL
Net sales                      $    2,238      $    2,017
Operating income                      173             319
Intercompany expense                 (141)            101
Pretax income                         (21)            220
Net income                     $      (23)     $      147

EBITDA
Domestic                       $      793      $      651
International                         114             292
                               ----------      ----------
Total EBITDA                   $      907      $      943
                               ==========      ==========
ASSETS
Domestic                       $   31,083      $   28,894
International                       6,197           3,831
(Intercompany elimination)         (3,788)         (1,902)
                               ----------      ----------
Total assets                   $   33,492      $   30,823
                               ==========      ==========

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters discussed in this report with respect to expected financial results and future events, including any discussion, expressed or implied, of the Company's anticipated revenue growth, operating results and future earnings per share are forward-looking statements (identified by the words "expect", "estimate", "project", "plans", "believe", and similar expressions) that involve known and unknown risks and uncertainties. For these statements the Company claims the protection of the safe harbor of the Private Securities Litigation Reform Act of 1995. The Company's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations, changes in product mix, continued or increased competitive pressures from existing competitors and new entrants (both fiberglass and non-fiberglass), including price cutting strategies and deterioration in general of regional economic conditions are all factors which could adversely affect sales projections. Additionally, the Company's operating results may be negatively affected by (i) difficulties, uncertainties and expenses associated with the unsolicited tender offer which has been made by a shareholder, (ii) fluctuations in valuation of the pound Sterling versus other European currencies and the US Dollar, (iii) the failure to obtain necessary capital for the expansion of facilities and acquisitions, (iv) the inability to continue to improve production capacity and scheduling (v) failure of implementation of legislative incentives regarding wind energy industry, (vi) the ability of the Company to obtain cost effective raw material pricing, (vii) market conditions that would adversely effect the ability of the Company to put through and maintain price increases, and (vii) the credit and market concentrations associated with the Company's large distributors. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 31, 1999.

Results of Operations
---------------------

Net sales in the first quarter of 2000 increased 5.9% over the same period last year and 16.1% over the forth quarter of 1999. The gross profit margin was 19.8%, down from 21.6% during the same period last year and 21.1% in the fourth quarter of 1999. Net income was $268,000, or $0.05 per fully diluted share.

Domestically, demand rebounded from the fourth quarter showing strong growth entering 2000. Orders were received and filled for wind-blades for the first time since the first quarter of 1999. Volume is expected to continue growing in this category throughout 2000. Marine demand continues to be strong throughout North America. Oil and Gas and Industrial shipments continue to show steady demand with an increase in the demand for BTI's Black Steel(R) Carbon and Carbon Hybrid products.

Internationally, demand continues to be strong with an increase in pounds shipped of 17.6% over the fourth quarter of 1999 and a 13.3% increase over the same period last year. Shipments into the wind energy industry have stabilized following the uncertainty in the industry in general during the fourth quarter of 1999. The major manufactures and industry participants are gaining sophistication and are now positioned to deal with continued growth.

Gross margin slipped during the first quarter of 2000 due primarily to two significant factors:

     o Raw material price negotiations with the major glass suppliers extended through the last few days of 1999. This was too late for the increases to be effectively passed on to the marketplace until late in the first quarter.

     o Significant production capacity was committed to the development and delivery of BTI's Black Steel(R) carbon products. The production time dedicated to these efforts during the first quarter came at the expense of conventional glass product that could have shipped instead.

Selling, general and administrative expenses were 14.8% of net sales for the first quarter of 2000, down from 15.2% during the same period one-year ago. Research and development costs as well as selling expenses were down in comparison to the same period last year in terms of both dollars and percent of net sales. Selling expense has been managed lower through strategic reallocation of resources.

                          BRUNSWICK TECHNOLOGIES, INC,
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other income was $47,000 less in the first quarter of 2000 compared to the same period in 1999 due to lower cash discounts and higher foreign exchange losses. Cash discounts fluctuate based on the level and timing of raw material purchases. The losses in foreign currency came primarily as a result of the British Pound Sterling strengthening against the Euro, causing a devaluation in foreign denominated receivables of Brunswick Technologies Europe LTD, a UK based wholly owned subsidiary.

Financial Condition
-------------------

The consolidated balance sheet at March 31, 2000 reflected improved liquidity over year-end with an increase in cash and decrease in inventories. Cash had been used at year-end to purchase approximately one month of domestic raw material ahead of the price increases. Net cash from operating activities totaled $2.4 million and the Company was paid out of its line of credit with the bank as of March 31st. Capital expenditures during the quarter totaled $256,000 largely due to production equipment enhancements at the Maine and UK manufacturing plants. The Company's $4.0 million unsecured line of credit was recently renewed through May 27, 2001 and the Company believes cash flow from ongoing operations and funds available under the Company's credit facility will be adequate to meet the Company's needs during 2000, including the expenses associated with the Company's unsolicited tender offer.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management feels that the Market Risk profile of the Company is low. The Company has a wholly owned subsidiary, BTI-Europe, located in Andover, UK. The value of the Company's interest in, and inter-Company obligations to and from, BTI-Europe may fluctuate from time to time in response to changes in the relative exchange rates between the US Dollar ($) and British Pound Sterling ((pound)). The financial statements of BTI-Europe are consolidated into the financial statements of the Company for financial reporting purposes in accordance with Generally Accepted Accounting Principals ("GAAP") and, as such, are translated into US currency at the exchange rates prescribed by GAAP. The Company also sells product throughout the world and, from time to time, may agree to sell based on the local currencies. The Company may, from time to time, enter into foreign exchange forward contracts in order to hedge against currency fluctuations associated with these foreign sales or anticipated sales. Accordingly, the Company's accounts receivable may be subject to realized and unrealized foreign exchange gains or losses and are reported in accordance with GAAP. At March 31, 2000, the Company had approximately $1,111,000 in foreign exchange forward contracts outstanding. These contracts were hedging a portion of foreign denominated accounts receivable and inter-company obligations. Accordingly, any loss or gain from these contracts have been or will be offset by corresponding losses or gains on the hedged accounts receivable and/or inter-company obligations.

PART II.  OTHER INFORMATION.


ITEM 5.  OTHER INFORMATION

         A limited review was made of the results of the three months ended March 31, 2000 by PricewaterhouseCoopers LLP, whose report is included in Part 1. Such report is not within the meaning of "report" in Section 7 and 11 of the Securities Act and the independent accountants liability under Section 11 does not extend to it.

         VA Acquisition Corporation, its parent, CertainTeed Corporation, and Compagnie de Saint-Gobain which indirectly owns VA Acquisition Corporation and CertainTeed Corporation, have filed with the Securities and Exchange Commission a Tender Offer Statement, on Schedule TO, under
         Section 14(d)(1) dated April 20, 2000, which has been amended by ten amendments to date, relative to its tender for the Company's shares of common stock. The Company has filed its Solicitation/Recommendation Statement on Schedule 14D-9 pursuant to Section 14(d)(4) dated May 3, 2000, which has been amended by four amendments to date, in which it recommends against the tender as inadequate and not in the best interests of the Company and its stockholders. All filings may be obtained for free on the SEC's Internet web site at http://www.sec.gov.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed with this report:

         (a) Exhibit 3 - Amendment to by-laws
         (b) Exhibit 10* - Agreement with Vetrotex America dated January 3, 2000
         (c) Exhibit 27 - Financial Data Schedule

         The Company did not file any reports on Form 8-K during the period covered by this report.


         ----------------
         * Exhibit for which the Company is seeking confidential treatment for certain portions. The confidential material in Exhibit 10 has been redacted and separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Brunswick Technologies, Inc.


May 12, 2000                   By: /s/ Alan M. Chesney
                                   -------------------------------------------
                                   Alan M. Chesney
                                   Chief Financial Officer and Treasurer
                                   (Principal financial and accounting officer)